Form 10QSB
period 1995-09-30
ACORN VENTURE CAPITAL CORP
filed 1995-11-20
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1995
                                      ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------   ----------
                   Commission File No.  814-29

             ACORN VENTURE CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

            Delaware                        59-2332857
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization)              cation No.)

    522 Park Street, Jacksonville, Florida            32204
(Address of principal executive offices)           (Zip code)


Issuer's telephone number, including area code (904) 359-8624

                              N/A
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X          No
              -----------        -----------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,588,906 shares of common stock, $.01 par value, as of November 17, 1995.

                     Acorn Venture Capital Corporation

                     Condensed Interim Balance Sheets
                                (Unaudited)

                                                  September 30,  December 31,
                                                      1995          1994
                                                ---------------------------
                                                   (Unaudited)    (Note 1)
Assets
Investments at market or fair value:
 Investment in Recticon Enterprises, Inc.
   (100% owned)                                   $ 9,300,000   $ 3,195,750
 Investment in Automotive Industries, Inc.
   (100% owned)                                     2,900,000     2,900,000
 Investment in Service Max Tire & Auto
   Centers, Inc. (100.0% owned)                       250,000     2,500,000
 Investment in Madison Avenue Propulsion
   Corporation (80.0% owned)                          149,037       428,555
 Investments in common stock                            9,913         9,913
 Investments in common stock warrants                   3,000         3,000
 Investments in notes receivable                      392,917       380,417
 Investments in Convertible debenture                       0       100,000
 Investments in Certificates of Deposit                     0       100,000
 Investments in U.S. Treasury bills                   199,000       593,691
                                                 --------------------------
 Total investments                                 13,203,867    10,211,326

 Cash and cash equivalents                            529,245        55,976
 Receivable from broker                                     0             0
 Prepaid expenses                                      80,927       130,929
 Equipment, net                                         1,229         1,878
                                                 --------------------------
                                                   13,815,268    10,400,109
 Liabilities
 Accounts payable                                         475         5,900
                                                 --------------------------
                                                  $13,814,793   $10,394,209
                                                 ==========================

Net Assets
Common Stock, par value $.01 per share -
authorized 20,000,000 shares, issued
5,588,906 at September 30, 1995 and               $    55,889   $    55,889
5,588,906 at December 31,1994
Additional paid-in capital                         14,128,656    14,128,656

Undistributed operating losses and
investment (losses):
 Accumulated operating losses                        (704,040)     (770,374)
 Realized losses on investments                      (941,921)     (822,860)
 Unrealized appreciation (depreciation)             1,276,209    (2,197,102)
 of investments
                                                 --------------------------
                                                    (369,752)    (3,790,336)
                                                 --------------------------

Net assets applicable to outstanding
common shares (equivalent to $2.47
per share in 1995 and $1.86 per share
in 1994, based on outstanding common
shares of 5,588,906 in 1995 and 5,588,906
in 1994)                                          $13,814,793   $10,394,209
                                                 ==========================


See accompanying notes.

                     Acorn Venture Capital Corporation

                Condensed Interim Statements of Operations
                                (Unaudited)

                                     Three months ended    Nine months ended
                                         September 30        September 30
                                       1995       1994      1995       1994
                                 -----------------------------------------------
Investment Income:
 Interest                        $   21,709  $   35,979   $  80,931  $    95,283
 Dividends from affiliated
  companies                         335,000      37,500     430,000       37,500
 Consulting and management fee
  income from affiliate              30,000      62,500      92,500       71,875
 Other                                    0           0      10,000            0
                                 -----------------------------------------------
                                    386,709     135,979     613,431      204,658

Expenses:
 Consulting fees                     49,309      26,130     162,927       71,414
 Salaries                            88,966      89,328     257,562      262,339
 Legal and accounting                20,126      21,801      59,707      103,293
 Payroll taxes                        2,751       3,103      12,849       14,701
 Office expense                       1,601       3,627       5,615       12,211
 Registration and exchange            3,727       1,183      11,500       13,279
 Director fees                        5,000       5,000      15,000       15,000
 License and tax expense                  0         450       3,605       13,071
 Other                                8,883        (665)     18,332        5,232
                                 -----------------------------------------------
                                    180,363     149,957     547,097      510,540
                                 -----------------------------------------------
Investment loss before income
 tax benefit                        206,346     (13,978)     66,334     (305,882)
Income tax expense
                                 -----------------------------------------------
Net investment loss                 206,346     (13,978)     66,334     (305,882)

Realized gains from sales of
 investments                              0           0    (119,061)      91,521
Less income tax expense applicable
 to realized gains from sales of
 investments
                                 -----------------------------------------------
                                          0           0    (119,061)      91,521

Unrealized appreciation
 (depreciation) of investments    3,615,437  (1,000,000)  3,473,311  ( 1,149,900)
Less deferred income tax expense
 applicable to unrealized appre-
 ciation (depreciation) of
 investments
                                 -----------------------------------------------
                                  3,615,437  (1,000,000)  3,473,311  ( 1,149,900)
                                 -----------------------------------------------

Net realized and unrealized gains
(losses) on investments           3,615,437  (1,000,000)  3,354,250  ( 1,058,379)
                                 -----------------------------------------------
Net increase (decrease) in net
assets resulting from operations $3,821,783 ($1,013,978) $3,420,584  ($1,364,261)
                                 ===============================================

Net investment loss per share         $0.04      ($0.00)      $0.01       ($0.05)
Net realized gains on investments
 per share                             0.00        0.00       (0.02)        0.02
Net unrealized gain (loss) on
 investments per share                 0.65       (0.18)      (0.62)       (0.21)
                                 -----------------------------------------------
                                      $0.68      ($0.18)     ($0.60)      ($0.24)
                                 ===============================================

Weighted average number of shares
 in per share computation         5,588,906   5,588,906   5,588,906    5,588,906
                                 ===============================================

See accompanying notes.

                   Acorn Venture Capital Corporation

         Condensed Interim Statements of Changes in Net Assets
                              (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                                 1995          1994
                                             ---------------------------
Net investment income (loss)                 $    66,334      ($305,882)
Net realized gains on investments               (119,061)        91,521
Net increase in unrealized appreciation
 (depreciation) of investments                 3,473,311     (1,149,900)
                                             ---------------------------

Net increase (decrease) in assets
 resulting from operations                     3,420,584     (1,364,261)
Net assets at beginning of period             10,394,209     13,755,091
Issuance of 175,000 shares of common stock                      444,500
1993 Common stock offering costs                                 (7,254)

Net assets at end of period
                                             ---------------------------
                                             $13,814,793    $12,828,076

                                             ==========================

See accompanying notes.

                   Acorn Venture Capital Corporation

              Condensed Interim Statements of Cash Flows
                              (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                                 1995          1994
                                             ---------------------------
Net cash provided (used) by operating
 activities                                  $   388,582    ($  903,990)
                                             ---------------------------
Investing activities:
Investment in Recticon Enterprises, Inc.         700,000       (254,168)
Investment in Data Access Systems, Inc.                       1,000,000
 (AVCC)
Investment in Service Max Tire & Auto
 Centers, Inc.                               ( 1,200,000)      (588,957)
Purchases of common stock                                      (470,100)
Proceeds from sale of common stock                              314,957
Redemption of certificates of deposit            100,000      1,000,000
Redemption of certificates of U.S.
 Treasury bill                                   384,687
Redemption of convertible debenture              100,000
                                             ---------------------------
Net cash provided (used) by investing             84,687      1,001,732
 activities
                                             ---------------------------
Financing activities:
Common stock issuance cost                                       (7,254)
                                             ---------------------------
Net cash used in financing activities                  0         (7,254)
                                             ---------------------------

Increase in cash and cash equivalents            473,269         90,488
Cash and cash equivalents at beginning
 of period                                        55,976        858,513
                                             ---------------------------
Cash and cash equivalents at end of period   $   529,245    $   949,001
                                             ===========================

Non-cash investing activity:
Purchase of investment in ServiceMax
 Tire and Auto Centers, Inc. in exchange
 for 25,000 shares of the Company's
 Common Stock                                               $   444,500
                                             ===========================

See accompanying notes.

                   Acorn Venture Capital Corporation

                 Notes to Condensed Interim Financial
                        Statements (Unaudited)

                          September 30, 1995


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that
may be expected for the year ending December 31, 1995.   For further
information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

2. Investments

Securities for which no market exists are valued at fair market value as determined by the Board of Directors. As of September 30, 1995, the value of investments is as follows:

Number
of                                       Original
Shares  Type of Issue and Name of User     Cost        Value
---------------------------------------------------------------
100    Common stock, Recticon Enter-
       prises, Inc. 100% owned.        $3,195,750   $10,000,000

       Note Payable to Recticon
       Face Value $700,000             (  700,000)  (   700,000)
                                        ---------    ----------
       Total investment in Recticon
       Enterprises, Inc.               $2,495,750   $ 9,300,000
                                       ==========   ===========

In July 1993, the Company acquired Recticon Enterprises, Inc., a Pennsylvania corporation ("Recticon"), by issuing 800,000 shares of its Common Stock (the transaction was recorded at the net asset value of the Company's Stock, which was $2.71 per share as of such date) to the stockholders of Recticon in exchange for all the outstanding shares of stock of Recticon. Such shares are restricted securities and are not registered under either the Securities Act of 1933 or the Investment Company Act of 1940. In addition, the Company has made capital contributions to Recticon totaling $1,027.750. The Company made loans to Recticon during 1994 totaling $190,000 pursuant to 8% promissory notes. The loans were repaid prior to December 31, 1994.

Recticon manufacturers monocrystalline silicon wafers which are used in the microelectronics industry.

On August 16, 1995 a press release by the Company announced that Recticon Enterprises, Inc. entered into a long-term agreement with one of its major customers, pursuant to which said customer will pay Recticon $1.8 million for the right to receive a specified number of four inch silicon wafers at a predetermined price.

During the quarter ending September 30, 1995, Recticon issued a Promissory Note to the Company in the amount of $700,000. The note will be repaid to Recticon by way of management fees over a specified period of time.

During the quarter and nine month period ended September 30, 1995
Recticon paid the Company management fees totaling $30,000 and $92,500, respectively.

As of September 30, 1995, the Board of Directors valued the investment in Recticon at $10,000,000.

The following selected financial data of Recticon has been derived from unaudited financial statements provided by Recticon. The financial information is for the period ending October 1, 1995 and October 2, 1994.

                                   Three months ended    Nine months ended
                               October 1   October 2    October 1  October 2
Income Statement Data:              1995       1994       1995        1994
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                       $1,626,407  $1,211,546  $4,556,748  $3,047,586
Cost of goods sold               1,174,827     974,993   3,429,153   2,335,476
                                ----------  ----------  ----------  ----------
Gross margin                       451,580     236,553   1,127,595     712,110

Total expense                      256,249     264,342     679,319     542,677
                                ----------  ----------  ----------  ----------
Net income                      $  195,331  ($  27,789) $  448,276  $  169,433
                                ==========  ==========  ==========  ==========

                                                        October 1  October 2
Balance Sheet Data:                                       1995        1994
                                                        ---------------------
                                                             (Unaudited)

Total assets                                            $4,847,578  $2,008,191
                                                        ==========  ==========
Total current liabilities                               $  955,302     883,814
Total long term debt                                        75,000     156,250
Deferred income                                          2,300,000
Stockholders' equity                                     1,517,276     968,127
                                                        ----------------------
                                                        $4,847,578  $2,008,191
                                                        ======================

Number
of                                       Original
Shares  Type of Issue and Name of User     Cost        Value
---------------------------------------------------------------

142    Common stock, Automotive
       Industries, Inc., 100% owned.
                                        $2,900,000   $2,900,000

On December 22, 1993, the Company acquired Automotive Industries, Inc., a Delaware corporation ("Automotive"), by purchasing 100% of the outstanding common stock of Automotive for $2,400,000. In addition, the Company made capital contributions to Automotive totaling $500,000. Automotive owns and operates thirty-one (31) full-service automotive retail tire and service centers.

During the quarter and nine month period ended September 30, 1995, Automotive declared and paid dividends to the Company totaling $335,000 and $430,000, respectively.

As of September 30, 1995, the Board of Directors valued the investment in Automotive at original cost of $2,900,000.

The following selected financial data of Automotive has been derived from unaudited financial statements as of September 30, 1995.

                                   Three months ended    Nine months ended
                                     September 30          September 30
 Income Statement Data:           1995        1994       1995        1994
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                     $5,208,476  $4,910,644  $14,479,930 $14,765,166
Cost of goods sold             2,404,086   2,380,089    6,496,400   7,321,488
                              ----------  ----------  ----------- -----------
Gross margin                   2,804,390   2,530,555    7,983,530   7,443,678

Total expense                  2,824,865   2,521,930    7,741,344   7,237,798
                              ----------  ----------  ----------- -----------
Net income                    (  $20,475) $    8,625  $   242,186 $   205,880
                              ==========  ==========  =========== ===========

                                                             September 30
Balance Sheet Data:                                        1995        1994
                                                      -----------------------
                                                             (Unaudited)
Total assets                                          $7,135,271 $6,492,051
                                                      ========== ==========
Total current liabilities                             $3,255,711 $2,321,743
Total long term debt                                   1,212,124  1,101,928
Stockholders' equity                                   2,667,436  3,068,380
                                                      ---------- ----------
                                                      $7,135,271 $6,492,051
                                                      ========== ==========

Number
of                                       Original
Shares  Type of Issue and Name of User     Cost        Value
---------------------------------------------------------------

23,210 Common stock, ServiceMax Tire
        & Auto Centers, Inc., 100%
        owned
                                      $5,619,503    $  250,000

The investment in ServiceMax Tire & Auto Centers, Inc. ("ServiceMax") was made on June 1, 1992. Service Max operates twenty-six (26) full-service automotive retail tire centers at gas station and convenience store locations. The Company made an original investment of $1,000,000 in exchange for 75% or 7,500 shares of ServiceMax. Through December 31, 1993, the Company contributed an additional $2,179,279 to ServiceMax in exchange for an additional 9,900 shares of common stock. During 1994, the Company made an additional capital contribution of $46,994 and loans to ServiceMax totaling $718,000 for expansion purposes. These loans were subsequently contributed to ServiceMax as additional capital. ServiceMax declared and paid the Company dividends totaling $37,500 during 1994.

In March 1994, the Company purchased 580 shares of ServiceMax common stock from a member of ServiceMax's management (representing a 2.5% equity interest in ServiceMax) in exchange for 25,000 restricted shares of the Company's Common Stock. In April 1994, Acorn reached a settlement with former management pursuant to which Acorn issued 150,000 restricted shares of the Company's Common Stock in exchange for the 5,230 ServiceMax shares held by former management, giving the Company a 100% ownership interest in ServiceMax. The Board of Directors assigned a value of $2.54 per share to the 175,000 restricted shares issued. Also, as part of the settlement, the Company purchased certain notes payable totaling $68,229, which it contributed to the capital of ServiceMax.

An additional capital investment in ServiceMax of $400,000 was approved during the May 12, 1995, Board of Directors meeting. The additional capital investment was for operating capital. During the quarter ended September 30, 1995, additional capital of $800,000 was invested in ServiceMax.

The Board of Directors valued the investment in ServiceMax at $250,000 as of September 30, 1995.

The following selected financial data of ServiceMax has been derived from unaudited financial statements provided by ServiceMax. Financial information is as of September 30, 1995.

                                   Three months ended    Nine months ended
                                       September 30          September 30
 Income Statement Data:              1995       1994       1995        1994
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                     $2,646,865  $2,898,774   $7,445,787  $8,399,198
Cost of goods sold             1,345,226   1,266,523    3,405,861   3,208,511
                              ----------  ----------   ----------  ----------
Gross margin                   1,301,639   1,723,251    4,039,926   5,190,687

Total expense                  1,896,425   2,001,522    5,120,240   5,465,959
                              ----------  ----------  -----------  ----------
Net income                    ( $594,786) ($ 278,271) ($1,080,314) ($ 275,272)
                              ==========  ==========  ===========  ==========

                                                             September 30
Balance Sheet Data:                                        1995        1994
                                                      -----------------------
                                                             (Unaudited)
Total assets                                          $2,349,261 $2,607,421
                                                      ========== ==========
Total current liabilities                             $3,107,072 $1,711,539
Total long term debt                                     538,642    964,257
Stockholders' equity                                  (1,296,453)   (68,375)
                                                      ---------- ----------
                                                      $2,349,261 $2,607,421
                                                      ========== ==========


Number
of                                       Original
Shares  Type of Issue and Name of User     Cost        Value
---------------------------------------------------------------

80     Common stock,
       Madison Avenue
       Propulsion Corpo-
       ration, 80% owned
       at September 30, 1995.       $ 40,000      $ 40,000


       Notes receivable, 8%,
       principal and interest
       due on July 1, 1995,
        including accrued
        interest of $530.             108,507      109,037

        Total investment             $148,507     $149,037




On March 3, 1994, the Company invested $40,000 in and loaned $110,000 to Madison Avenue Propulsion Corporation ("Madison"). Madison is a start-up company that, through a subsidiary, manufactures amusement rides for use by theme parks and carnivals. In addition, the Company loaned an additional $262,400 to Madison during 1994.

On April 7, 1995, the previous notes plus interest as of December
31, 1994, were consolidated into a new note. The new note in the amount of $388,555, at eight (8) percent interest is due July 1, 1995. As of September 30, 1995 note principal payments of $280,048 have been received by the Company.

Investments in Common Stock, Warrants, Convertible Debentures, and Notes Receivable

Number
of                                       Original
Shares  Type of Issue and Name of User     Cost        Value
---------------------------------------------------------------

Common stocks

         Restricted:
 49,565   Amerinex Artificial
          Intelligence, Inc.        $ 12,040       $  9,913


Number
of                                       Original
Warrants Type of Issue and Name of User   Cost        Value
---------------------------------------------------------------

Common stock warrants

          Restricted:
 30,000   Aqua  Care Systems,
          Inc., each entitling
          the holder to purchase
          one (1) common share
          at $3 per share, exer-
          cisable through April 17,
          1997.                     $  3,000       $  3,000

 25,000   Cortex Pharmaceuticals,
          Inc., each entitling the
          holder to purchase .26
          common shares at $9.185
          per share through
          December 31, 1995.             -               -

750,000   Digital Products Corpo-
          ration, each entitling
          the holder to purchase
          one (1) common share at
          $2.00 per share through
          November 22, 1996.             -               -


                                    $   3,000      $   3,000
                                    =========      =========

Face                                    Original
Value  Type of Issue and Name of Issuer   Cost     Value
----------------------------------------------------------

Notes receivable

               Restricted:

$1,212,017     Note receivable from
               Proexe Corporation,
               5%, principal due no
               later than October 1,
               2001, pursuant to de-
               fined prepayment terms.    -             -


$  500,000     Note receivable from
               Digital Products Cor-
               poration, 10%, sub-
               ordinated convertible
               note, principal due on
               November 22, 1996;
               interest due semi-
               annually commencing
               May 22, 1994.         500,000       392,217
                                    --------      --------
                                    $500,000      $392,217
                                    ========      ========


3.    Prepaid Consulting

The Company entered into a three-year consulting agreement, to retain the underwriter as a financial consultant after the close
of the 1993 public offering.   The fee for the agreement was
$200,000 and was paid in full upon the consummation of the public offering. Approximately fourteen (14) months or $80,552 of the fee was included in prepaid expense at September 30, 1995.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of September 30, 1995, the net asset value increased from $1.86 to $2.47 per share, an increase of $.61 per share, due to a determination to increase the fair market value of Recticon from $3,195,750 to $10,000,000. The increase in Recticon's valuation was primarily a result of the anticipated increased profitability due to a substantially higher backlog and certain contractual arrangements it entered into with two of its major customers, each of which will result in substantially higher gross profit margins. Said customers paid Recticon $2,300,000 for the right to receive a specified number of its silicon wafers over the next three to six years. However, the Board has reduced the valuation of ServiceMax from $2,638,813 to $250,000 to reflect the creation of a reserve for a liability, the ultimate exposure and amount of which ServiceMax is presently unable to determine because of the uncertainty of successfully seeking indemnification for any or all of the liability from applicable third parties. The valuation of ServiceMax could be subject to further adjustment (either upward or downward), depending upon further developments to this liability.

     As of September 30, 1995, the Company had cash and cash equivalents of $529,245, United States Treasury Bills of $199,000 as compared to cash and cash equivalents of $55,976, United States Treasury Bills of $593,691, and certificate of deposit of $100,000 at December 31, 1994. Activity during the quarter ending September 30, 1995 included $700,000 received from Recticon via a promissory note, receipt of $335,000 dividends from Automotive Industries, Inc. and additional investment in ServiceMax of $800,000. The decline in capital resources of approximately $21,422 from December 31, 1994, was primarily the result of net cash used in the operations of the company. As of September 30, 1995, the Company had liabilities of $475 as compared to liabilities of $5,900 at December 31, 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     A Special Meeting of Stockholders of the Company was held on July 18, 1995 (the "Meeting"). The following matters were voted on and approved by the holders of a majority of the outstanding shares (except the first proposal which was approved by a majority of the shares cast at the Meeting) of the Company's Common Stock in accordance with Delaware General Corporation Law and the Investment Company Act of 1940:

     1. The first proposal presented to the stockholders was to approve and adopt a proposal to permit the Company to issue senior securities representing indebtedness accompanied by warrants, options or rights, subject to issuance being approved by a majority of the independent directors. There were 2,515,411 shares of Common Stock cast in favor of such proposal, which represented a majority of the shares of the Company's Common Stock cast for such proposal, 297,610 shares of Common Stock voted against such proposal, and 37,375 shares abstained. In addition, there were 1,901,362 broker non-votes.

     2. The second proposal presented to the stockholders was to ratify the firm of Ernst & Young as the independent public accountants of the Company for the 1995 fiscal year. There were 4,596,558 shares of Common Stock cast in favor of such proposal, which represented a majority of the shares of the Company's Common Stock outstanding, 140,650 shares of Common Stock voted against such proposal, and 14,550 shares abstained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1995.


                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACORN VENTURE CAPITAL CORPORATION



Date: November 20, 1995     Larry V. Unterbrink
                         ----------------------------------
                         Larry V. Unterbrink, Treasurer
                         (Principal Financial and
                         Accounting Officer)


                             Stephen A. Ollendorff
                         ----------------------------------
                         Stephen A. Ollendorff,
                         Chairman and Chief Executive Officer