Form 10QSB
period 1996-03-31
ACORN VENTURE CAPITAL CORP
filed 1996-05-14
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      March 31, 1996
                                   ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------   -----------

                   Commission File No.  814-29
                                      ---------

                 ACORN VENTURE CAPITAL CORPORATION
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                        59-2332857
- -------------------------------       -----------------------
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization)              cation No.)

    522 Park Street, Jacksonville, Florida            32204
- -------------------------------------------------------------
(Address of principal executive offices)           (Zip code)


Issuer's telephone number, including area code (904) 359-8624
                                               --------------
                              N/A
- --------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X          No
              -----------        ----------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,538,906 shares of common stock, $.01 par value, as of May 13, 1996.

                     Acorn Venture Capital Corporation

                     Condensed Interim Balance Sheets
                                (Unaudited)


                                                   March 31,    December 31,
                                                     1996           1995
                                                ---------------------------
                                                 (Unaudited)    (Note 1)

Assets:
  Investments at market or fair value:
  Investment in Recticon Enterprises, Inc.
   (100% owned)                                  $12,500,000   $12,500,000
  Investment in Automotive Industries, Inc.
   (100% owned)                                    2,900,000     2,900,000
  Investment in Service Max Tire & Auto
   Centers, Inc. (100.0% owned)                            0             0
                                                 --------------------------
                                                  15,400,000    15,400,000

  Investments in common stock and warrants            12,981        12,981
  Investments in U.S. Treasury bills                 198,466       199,093
                                                 --------------------------
 Total investments (cost $13,066,280 and
  $14,288,138 at March 31, 1996 and
  December 31, 1995, respectively)                15,611,447    15,612,074

 Cash and cash equivalents                           153,632       383,563
 Accounts and management fee receivable              102,425       100,000
 Other assets                                          5,776         6,183
                                                 --------------------------
  Total assets                                    15,873,280    16,101,820

 Liabilities:
  Accounts payable                                         0         4,392
  Note payable to Recticon Enterprises, Inc.         760,000       760,000
  Capital contribution payable to Automotive
   Industries, Inc.                                        0       460,330
  Accrued interest and other payables to
   affiliates                                         44,333        43,544
  Deferred income taxes                              600,000       650,000
                                                 --------------------------
   Net assets                                    $14,468,947   $14,183,554
                                                 ==========================

Net Assets:
  Common Stock, par value $.01 per share -
   authorized 20,000,000 shares, issued
   5,538,906 at March 31, 1996 and               $    55,389   $    55,889
   5,588,906 at December 31, 1995
  Additional paid-in capital                      14,090,156    14,128,656
  Treasury stock                                           0       (39,000)

Accumulated:
  Net operating losses                              (672,134)     (907,527)
  Net realized losses on investments                (911,921)     (911,921)
  Net unrealized appreciation of
   investments (net of deferred
   income taxes of $600,000 and
   $650,000 at March 31, 1996 and
   December 31, 1995)                              1,907,457     1,857,457
                                                 --------------------------
                                                     323,402        38,009
                                                 --------------------------

Net assets applicable to outstanding
common shares (equivalent to $2.61
per share in 1996 and $2.56 per share
in 1995, based on outstanding common
shares of 5,538,906 in 1996 and 5,538,906
in 1995)                                         $14,468,947   $14,183,554
                                                 ==========================


See accompanying notes.

                     Acorn Venture Capital Corporation

                Condensed Interim Statements of Operations
                                (Unaudited)

                                                   Three months ended
                                                        March 31
                                                  1996             1995
                                 --------------------------------------------

Investment Income:
 Interest                                        $  4,226          $ 29,574
 Dividends from affiliates                        302,500            42,500
 Consulting and management fee
  income from affiliate                           150,000            17,500
 Other                                                  0            10,000
                                 --------------------------------------------
                                                  456,726            99,574

Expenses:
 Consulting fees                                    4,642            51,809
 Compensation                                     131,653            85,526
 Legal and accounting                              35,004            22,720
 Payroll taxes                                      9,874             6,470
 Office expense                                       965             1,579
 Registration and exchange                          5,413             5,525
 Director fees                                      6,500             5,000
 Interest expense                                  19,475                 0
 License and tax expense                              825               621
 Other                                              6,982             4,468
                                 --------------------------------------------
                                                  221,333           183,718
                                 --------------------------------------------
Net investment income (loss)                      235,393           (84,144)
                                 ============================================
Realized gains from sales of
 investments                                            0                 0
                                 --------------------------------------------

Net change in unrealized appre-
 ciation (depreciation) of
 investments                                            0                 0
Deferred income tax benefit
 applicable to unrealized appre-
 ciation (depreciation) of
 investments                                       50,000                 0
                                 --------------------------------------------
                                                   50,000                 0
                                 --------------------------------------------

Net realized and unrealized
gains on investments                               50,000                 0
                                 --------------------------------------------
Net increase (decrease) in net
assets resulting from operations                 $285,393          ($84,144)
                                 ============================================

Net investment income (loss)
 per share                                          $0.04            ($0.02)
Net realized gains on investments
 per share                                          $0.00             $0.00
Net unrealized gain on
 investments per share                              $0.01             $0.00
                                 --------------------------------------------
                                                    $0.05            ($0.02)

                                 ============================================

Weighted average number of shares
 in per share computation                       5,538,906         5,588,906
                                 ============================================

See accompanying notes.

                   Acorn Venture Capital Corporation

         Condensed Interim Statements of Changes in Net Assets
                              (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
                                             ---------------------------
Net investment income (loss)                 $   235,393      ($ 84,144)
Net realized gains on investments                      0              0
Net increase in unrealized appreciation
 (depreciation) of investments                    50,000       (261,187)
                                             ---------------------------

Net increase (decrease) in assets
 resulting from operations                       285,393       (345,331)
Net assets at beginning of period             14,183,554     10,394,209
                                             ---------------------------
Net assets at end of period                  $14,468,947    $10,048,878
                                             ===========================

See accompanying notes.

                   Acorn Venture Capital Corporation

              Condensed Interim Statements of Cash Flows
                              (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                                 1996          1995
                                             ---------------------------
Net cash provided by (used) in operating
 activities                                  $   227,983    ($   99,073)
                                             ---------------------------
Investing activities:
Investment in Automotive Industries, Inc.       (460,330)             0
Purchase of U.S. Treasury bill                  (197,584)             0
Redemption of U.S. Treasury bill                 200,000        100,000
                                             ---------------------------
Net cash provided (used) by investing           (457,914)       100,000
 activities
                                             ---------------------------

Increase in cash and cash equivalents           (229,931)           927
Cash and cash equivalents at beginning
 of period                                       383,563         55,976
                                             ---------------------------
Cash and cash equivalents at end of period   $   153,632    $    56,903
                                             ===========================


See accompanying notes.

                   Acorn Venture Capital Corporation

                 Notes to Condensed Interim Financial
                        Statements (Unaudited)

                            March 31, 1996


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be
expected for the year ending December 31, 1996.   For further
information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. Investments

Securities for which no market exists are valued at fair market value as determined by the Board of Directors. At March 31, 1996, the value of investments is as follows:

Number
of
Shares  Type of Issue and Name of User     Cost        Value
- ---------------------------------------------------------------
100    Common stock, Recticon Enter-
       prises, Inc. 100% owned.        $3,195,750   $12,500,000

In July 1993, the Company acquired Recticon Enterprises, Inc., a Pennsylvania corporation ("Recticon"), by issuing 800,000 shares of its Common Stock (the transaction was recorded at the net asset value of the Company's Stock, which was $2.71 per share as of such date) to the stockholders of Recticon in exchange for all the outstanding shares of stock of Recticon. Such shares are restricted securities and are not registered under either the Securities Act of 1933 or the Investment
Company Act of 1940.   Recticon manufacturers monocrystalline silicon
wafers which are used in the microelectronics industry.

In 1993 and 1994, the Company made capital contributions to Recticon totaling $1,027,750. During 1995, Recticon advanced funds and issued a promissory note to the Company in the amount of $760,000, accruing interest at 10-1/4% and due July 15, 1997. Considering a number of factors influencing the value of the Company's investment in Recticon, including its current and expected future operating performance, among other factors, the Board of Directors approved increases in the valuation of the investment in Recticon from $3,195,750 at December 31, 1994 to $12,500,000 at December 31, 1995. As of March 31, 1996, the
Board of Directors has maintained the valuation of Recticon at $12,500,000.

During the quarter ended March 31, 1996, Recticon paid the Company management fees totaling $150,000, and declared and paid a cash divided of $250,000.

The following selected financial data of Recticon has been derived from unaudited financial statements provided by Recticon. The financial information is of March 31, 1996, and March 31, 1995.


                                                    Three months ended
                                                         March 31,
 Income Statement Data:                            1996            1995
                                                ------------------------------
                                                        (Unaudited)

Net Sales                                      $2,321,374         $1,377,476
Cost of goods sold                              1,488,258          1,052,039
                                               ----------       ------------
Gross margin                                      833,116            325,437

Total expense                                     273,553            188,181
                                               ----------         ----------
Net income                                     $  559,563         $  137,256
                                               ==========         ==========

                                                      As of March 31,
 Balance Sheet Data:                               1996            1995
                                                ------------------------------
                                                        (Unaudited)

Total assets                                   $7,664,257         $2,322,390
                                               ==========         ==========
Total current liabilities                       3,347,330          1,003,633
Deferred revenue                                2,066,660                  0
Total long term debt                              139,762            112,500
Stockholders' equity                            2,110,505          1,206,257
                                               ----------         ----------
                                               $7,664,257         $2,322,390
                                               ==========         ==========

Number
of
Shares  Type of Issue and Name of User     Cost        Value
- ---------------------------------------------------------------

142    Common stock, Automotive
       Industries, Inc., 100% owned.
                                        $3,577,335   $2,900,000

On December 22, 1993, the Company acquired Automotive Industries, Inc., a Delaware corporation ("Automotive"), by purchasing 100% of the outstanding common stock of Automotive for $2,400,000. Such shares are restricted securities and are not registered under either the Securities Act of 1933 or the Investment Company Act of 1940. Through December 31, 1995, the Company has made additional contributions to Automotive totaling $1,177,335. Automotive owns and operates thirty-two (32) full-service automotive retail centers in northern Florida and southeast Georgia. At March 31, 1996, the Board of Directors valued the investment in Automotive at $2,900,000.

During the quarter ended March 31, 1996, Automotive declared and paid dividends to the Company totaling $52,500.

The following selected financial data of Automotive has been derived from unaudited financial statements as of March 31, 1996 and March 31, 1995.

                                                    Three months ended
                                                         March 31,
 Income Statement Data:                            1996            1995
                                                ------------------------------
                                                        (Unaudited)

Net Sales                                     $4,896,162         $4,113,199
Cost of goods sold                             2,179,507          1,794,740
                                              -----------       ------------
Gross margin                                   2,716,655          2,318,459

Total expense                                 $2,763,272         $2,329,014
                                              -----------        -----------
Net income                                      ($46,617)          ($10,555)
                                              ===========        ===========

                                                      As of March 31,
 Balance Sheet Data:                               1996            1995
                                                ------------------------------
                                                        (Unaudited)

Total assets                                   $7,316,068         $6,770,231
                                               ==========         ==========
Total current liabilities                       3,083,128          2,812,732
Total long term debt                            1,250,000          1,155,304
Stockholders' equity                            2,982,940          2,802,195
                                               ----------         ----------
                                               $7,316,068         $6,770,231
                                               ==========         ==========

Number
of
Shares  Type of Issue and Name of User     Cost        Value
- ---------------------------------------------------------------

23,210 Common stock, ServiceMax Tire
        & Auto Centers, Inc., 100%
        owned
                                      $5,580,503    $        0
                                      ==========    ==========

The investment in ServiceMax Tire & Auto Centers, Inc. ("ServiceMax") was made on June 1, 1992. ServiceMax operates tire and service facilities at gas station and convenience store locations in Michigan. The Company made an original investment of $1,000,000 in exchange for 75% of ServiceMax shares. Through December 31, 1993, the Company contributed an additional $2,179,279 to ServiceMax in exchange for an additional 9,900 shares of common stock.

In March 1994, the Company purchased 580 shares of ServiceMax common stock from a member of ServiceMax's management (representing a 2.5% equity interest in ServiceMax) in exchange for 25,000 restricted shares of the Company's Common Stock. The Board of Directors has assigned a value of $2.54 per share to the 25,000 restricted shares issued. In April 1994, the Company reached a settlement with former management pursuant to which Acorn issued 150,000 restricted shares of the Company's Common Stock in exchange for the 5,230 ServiceMax shares held by former management, giving the Company a 100% ownership interest in ServiceMax. Such shares are restricted securities and are not registered under either the Securities Act of 1933 or the Investment Company Act of 1940. The Board of Directors has assigned a value of $2.54 per share to the 150,000 restricted shares issued. Also, as part of the settlement, the Company purchased certain notes payable totaling $68,229, which it contributed to the capital of ServiceMax.

During 1995 and 1994, the Company made an additional capital contribution aggregating $1,200,000 and $764,994, respectively. As of March 31, 1996, the Company's investment in ServiceMax amounted to $5,580,503.

As of March 31, 1996, the Board of Directors maintained its valuation of ServiceMax at zero, due to continued operating losses and a significant liability, and the uncertainty of successfully seeking indemnification for any or all of the liability from applicable third parties.


Investments in Common Stock, Warrants, and Notes Receivable
- -----------------------------------------------------------

Number
of
Shares  Type of Issue and Name of User     Cost        Value
- ---------------------------------------------------------------
          Common stocks - Restricted:

 49,565   Amerinex Artificial
          Intelligence, Inc.        $ 12,040      $  9,913

     24   Cardiac Control
          Systems, Inc.                   68            68

          Common stock warrants - Restricted:

 30,000   Aqua Care Systems,
          Inc., each entitling
          the holder to purchase
          one (1) common share
          at $3 per share, exer-
          cisable through April 17,
          1997.                     $  3,000       $  3,000

750,000   Digital Products Corpo-
          ration, each entitling
          the holder to purchase
          one (1) common share at
          $2.00 per share through
          November 22, 1996.             -               -

                                    ---------      ----------
                                    $  15,108      $  12,981
                                    =========      =========


Face
Value  Type of Issue and Name of Issuer   Cost     Value
- ----------------------------------------------------------

        Notes receivable - Restricted

$500,000   Note receivable from
           Digital Products Cor-
           poration, 10%, sub-
           ordinated convertible
           note, principal due on
           November 22, 1996;
           interest due semi-
           annually commencing
           May 22, 1994.            $500,000      $      0
                                    --------      --------
                                    $500,000      $      0
                                    ========      ========



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of March 31, 1996, the Company had cash and cash equivalents of $153,632 and United States Treasury Bills of $198,466 as compared to cash and cash equivalents of $383,563, and United States Treasury Bills of $199,093. The decline in capital resources of $230,558 from December 31, 1995, was primarily the funding of the capital contribution payable to Automotive. As of March 31, 1996, the Company had liabilities of $1,404,333 as compared to liabilities of $1,918,266 at December 31, 1995.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K:

          On January 5, 1996, the Company filed with the Commission a Current Report on Form 8-K, dated January 2, 1996, reporting the change in the Company's independent public accountants.


                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACORN VENTURE CAPITAL CORPORATION



Date: May 13, 1996         Larry V. Unterbrink
                         ----------------------------------
                         Larry V. Unterbrink, Treasurer
                         (Principal Financial and
                         Accounting Officer)


                           Stephen A. Ollendorff
                         ----------------------------------
                         Stephen A. Ollendorff,
                         Chairman, Chief Executive Officer,
                           and Secretary