Form 10QSB
period 1996-06-30
ACORN VENTURE CAPITAL CORP
filed 1996-07-31
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      June 30, 1996
                                     ------------------

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

          Yes      X          No
               ----------         ----------
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,538,906 shares of common stock, $.01 par value, as of July 30, 1996.

                     Acorn Venture Capital Corporation

                     Condensed Interim Balance Sheets
                                (Unaudited)


                                                   June 30,     December 31,
                                                     1996           1995
                                                ---------------------------
                                                 (Unaudited)    (Note 1)

Assets:
Investments at market or fair value:
 Investments in and advances to majority
 owned companies:
  Investment in Recticon Enterprises, Inc.
   (100% owned)                                  $15,000,000   $12,500,000
  Investment in Automotive Industries, Inc.
   (100% owned)                                    2,900,000     2,900,000
  Investment in ServiceMax Tire & Auto
   Centers, Inc. (100.0% owned)                            0             0
                                                 --------------------------
                                                  17,900,000    15,400,000

  Other common stock and warrants                     12,981        12,981
  Certificate of Deposit                             100,000             0
  U.S. Treasury bills                                247,335       199,093
                                                 --------------------------
 Total investments (cost $13,215,531 and
  $14,288,138 at June 30, 1996 and
  December 31, 1995, respectively)                18,260,316    15,612,074

 Cash and cash equivalents                            37,305       383,563
 Accounts and management fee receivable              105,257       100,000
 Other assets                                          5,369         6,183
                                                 --------------------------
  Total assets                                    18,408,247    16,101,820

 Liabilities:
  Accounts payable                                         0         4,392
  Note payable to Recticon Enterprises, Inc.         760,000       760,000
  Capital contribution payable to Automotive
   Industries, Inc.                                        0       460,330
  Accrued interest and other payables to
   affiliates                                         63,808        43,544
  Deferred income taxes                            1,380,000       650,000
                                                 --------------------------
   Net assets                                    $16,204,439   $14,183,554
                                                 ==========================

Net Assets:
  Common Stock, par value $.01 per share -
   authorized 20,000,000 shares, issued
   5,538,906 at June 30, 1996 and                $    55,389   $    55,889
   5,588,906 at December 31, 1995,
   and outstanding 5,538,906 at
   June 30, 1996 and December 31, 1995,
   respectively
  Additional paid-in capital                      14,090,156    14,128,656
  Treasury stock (50,000 shares in 1995)                   0       (39,000)

Accumulated:
  Net investment losses                             (656,642)     (907,527)
  Net realized losses on investments                (911,921)     (911,921)
  Net unrealized appreciation of
   investments (net of deferred
   income taxes of $1,380,000 and
   $650,000 at June 30, 1996 and
   December 31, 1995, respectively)                3,627,457     1,857,457
                                                 --------------------------
                                                   2,058,894        38,009
                                                 --------------------------

Net assets applicable to outstanding
common shares (equivalent to $2.93
per share in 1996 and $2.56 per share
in 1995, based on outstanding common
shares of 5,538,906 in 1996 and 5,538,906
in 1995)                                         $16,204,439   $14,183,554
                                                 ==========================

See accompanying notes.

                     Acorn Venture Capital Corporation

                Condensed Interim Statements of Operations
                                (Unaudited)

                                        Three months ended   Six months ended
                                             June 30             June 30
                                         1996       1995      1996     1995
                                 ----------------------------------------------

Investment Income:
 Interest                        $    2,357  $   29,648  $   6,583  $   59,222
 Dividends from affiliates          102,500      52,500    405,000      95,000
 Consulting and management fees
  from affiliated companies         150,000      45,000    300,000      62,500
 Other income                             0           0          0      10,000
                                 ----------------------------------------------
                                    254,857     127,148    711,583     226,722
                                 ----------------------------------------------
Expenses:
 Consulting fees                      2,642      61,809      7,284     113,618
 Compensation                       132,652      83,070    264,305     168,596
 Legal and accounting                 9,935      16,861     44,939      39,581
 Registration fees                    1,712       2,248      7,125       7,773
 Interest and other                  92,424      19,028    137,045      37,166
                                 ----------------------------------------------
                                    239,365     183,016    460,698     366,734

Net investment income (loss)         15,492     (55,868)   250,885    (140,012)
                                 ----------------------------------------------
Realized and unrealized gains
 (losses) on investments:

Realized (losses) from sales
 of investments                           0    (119,061)        0     (119,061)
                                 ----------------------------------------------

Net change in unrealized
 appreciation (depreciation)
 of investments                   2,500,000     119,061  2,500,000    (142,126)
Less deferred taxes
 applicable to unrealized
 appreciation (depreciation)
 of investments                    (780,000)          0   (730,000)          0
                                 ----------------------------------------------
                                  1,720,000     119,061  1,770,000    (142,126)
                                 ----------------------------------------------

Net realized and unrealized
 gains (losses) on investments    1,720,000           0  1,770,000    (261,187)
                                 ----------------------------------------------
Net increase (decrease) in net
 assets resulting from
 operations                      $1,735,492    ($55,868) $2,020,885  ($401,199)
                                 ==============================================
Per-share amounts:
Net investment income (loss)          $0.00      ($0.01)      $0.04     ($0.03)
Net realized gains on
 investments                          $0.00      ($0.02)      $0.00     ($0.02)
Net unrealized gain investments       $0.31       $0.02       $0.32     ($0.03)
                                 ----------------------------------------------
                                      $0.31      ($0.01)      $0.37     ($0.08)
                                 ==============================================

Weighted average number of
 shares in per share computation  5,538,906   5,588,906   5,596,780  5,588,906
                                 ===============================================

See accompanying notes.

                   Acorn Venture Capital Corporation

         Condensed Interim Statements of Changes in Net Assets
                              (Unaudited)

                                                  Six Months Ended
                                                     June 30,
                                                 1996          1995
                                             ---------------------------
Net investment income (loss)                 $   250,885      ($140,012)
Net realized (losses) from sales
 of investments                                        0      ( 119,061)
Net change in unrealized appreciation
 (depreciation) of investments                 1,770,000       (142,126)
                                             ---------------------------

Net increase (decrease) in assets
 resulting from operations                     2,020,885       (401,199)
Net assets at beginning of period             14,183,554     10,394,209
                                             ---------------------------
Net assets at end of period                  $16,204,439    $ 9,993,010
                                             ===========================

See accompanying notes.

                   Acorn Venture Capital Corporation

              Condensed Interim Statements of Cash Flows
                              (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                                 1996          1995
                                             ---------------------------
Net cash provided by (used) in operating
 activities                                  $   260,025    ($  118,113)
                                             ---------------------------
Investing activities:
Investment in Automotive Industries, Inc.       (460,330)             0
Investment in ServiceMax Tire & Auto
 Centers, Inc.                                         0       (400,000)
Purchase of U.S. Treasury bill                  (444,419)             0
Redemption of U.S. Treasury bill                 398,466        384,687
Purchase of certificate of deposit              (100,000)             0
Redemption of certificate of deposit                   0        100,000
Redemption of convertible debenture                    0        100,000
                                             ---------------------------
Net cash provided (used) by investing
 activities                                     (606,283)       184,687
                                             ---------------------------

Increase in cash and cash equivalents           (346,258)        66,574
Cash and cash equivalents at beginning
 of period                                       383,563         55,976
                                             ---------------------------
Cash and cash equivalents at end of period   $    37,305    $   122,550
                                             ===========================

See accompanying notes.

                   Acorn Venture Capital Corporation

                 Notes to Condensed Interim Financial
                        Statements (Unaudited)

                             June 30, 1996


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be
expected for the year ending December 31, 1996.   For further
information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. Investments

Securities for which no market exists are valued at fair market value as determined by the Board of Directors. At June 30, 1996, the value of investments is as follows:

Number
of
Shares  Type of Issue and Name of User     Cost        Value
- ---------------------------------------------------------------
100    Common stock, Recticon Enter-
       prises, Inc. 100% owned.        $3,195,750   $15,000,000

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

In 1993 and 1994, the Company made capital contributions to Recticon totaling $1,027,750. During 1995, Recticon advanced funds and issued a promissory note to the Company in the amount of $760,000, accruing interest at 10-1/4% and due July 15, 1997. Considering a number of factors influencing the value of the Company's investment in Recticon, including its current and expected future operating performance, among other factors, the Board of Directors approved increases in the valuation of the investment in Recticon from $3,195,750 at December 31, 1994 to $12,500,000 at December 31, 1995. As of June 30, 1996, the
Board of Directors has increased the valuation of Recticon to $15,000,000.

During the quarter ended June 30, 1996, Recticon paid the Company management fees totaling $150,000, and declared and paid a cash divided of $50,000.

The following selected financial data of Recticon has been derived from unaudited financial statements provided by Recticon. The financial information is of June 30, 1996, and June 30, 1995.

                                   Three months ended     Six months ended
                                June 30,     June 30,    June 30,   June 30,
Income Statement Data:            1996         1995        1996       1995
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                       $2,677,062  $1,552,865  $4,998,436  $2,930,341
Cost of goods sold               1,460,320   1,202,287   2,948,578   2,254,326
                                ----------  ----------  ----------  ----------
Gross margin                     1,216,742     350,578   2,049,858     676,015

Operating Expense                  390,644     189,889     530,793     360,570
                                ----------  ----------  ----------  ----------
Operating Income                   826,098     160,689   1,519,065     315,445
                                ----------  ----------  ----------  ----------
Interest Income-Net                 13,901           0      30,498           0
Management Fee Expense             150,000      45,000     300,000      62,500
Tax Expense                        136,121           0     136,121           0
                                ----------  ----------  ----------  ----------
Net income                      $  553,879  $  115,689  $1,113,442  $  252,945
                                ==========  ==========  ==========  ==========

                                                               June 30
 Balance Sheet Data:                                       1996        1995
                                                        ---------------------
                                                             (Unaudited)

Total assets                                            $7,517,176  $2,447,784
                                                        ----------  ----------
Total current liabilities                               $3,358,075  $1,032,088
Deferred revenue                                         1,483,322           0
Total long term debt                                       106,398      93,750
Stockholders' equity                                     2,569,381   1,321,946
                                                        ----------------------
                                                        $7,517,176  $2,447,784
                                                        ======================

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

During the quarter ended June 30, 1996, the Company guaranteed a term loan obtained by Automotive in the amount of $387,900. In addition, as part of this guarantee, a letter of credit, supported by a Certificate of Deposit, in the amount of $100,000, was issued by the company on behalf of Automotive. A new Point of Sale computer system was purchased with the proceeds of this term loan. The term loan is due in monthly installments through October 1, 2000.

During the quarter ended June 30, 1996, Automotive declared dividends to the Company totaling $52,500.

At June 30, 1996, the Board of Directors valued the investment at $2,900,000.

The following selected financial data of Automotive has been derived from unaudited financial statements as of June 30, 1996 and June 30, 1995.

                                   Three months ended     Six months ended
                                June 30,     June 30,    June 30,   June 30,
Income Statement Data:            1996         1995        1996       1995
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                       $5,480,144  $5,158,255  $10,376,306 $9,271,454
Cost of goods sold               2,683,324   2,297,574    4,862,831  4,092,314
                                ----------  ----------  ----------- ----------
Gross margin                     2,796,820   2,860,681    5,513,475  5,179,140

Total Expense                    2,667,560   2,587,465   5,430,832   4,916,479
                                ----------  ----------  ----------  ----------
Net income                      $  129,260  $  273,216  $   82,643  $  262,661
                                ==========  ==========  ==========  ==========

                                                               June 30
 Balance Sheet Data:                                       1996        1995
                                                        ---------------------
                                                             (Unaudited)

Total assets                                            $7,560,603  $7,840,456
                                                        ==========  ==========

Total current liabilities                               $3,250,936  $3,633,832
Total long term debt                                     1,250,000   1,183,714
Stockholders' equity                                     3,059,667   3,022,910
                                                        ----------------------
                                                        $7,560,603  $7,840,456
                                                        ======================

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

In March 1994, the Company purchased 580 shares of ServiceMax common stock from a member of ServiceMax's management (representing a 2.5% equity interest in ServiceMax) in exchange for 25,000 restricted shares of the Company's Common Stock. The Board of Directors has assigned a value of $2.54 per share to the 25,000 restricted shares issued. In April 1994, the Company reached a settlement with former management pursuant to which Acorn issued 150,000 restricted shares of the Company's Common Stock in exchange for the 5,230 ServiceMax shares held by former management, giving the Company a 100% ownership interest in ServiceMax. Such shares are restricted securities and are not registered under either the Securities Act of 1933 or the Investment Company Act of 1940. The Board of Directors has assigned a value of $2.54 per share to the 150,000 restricted shares issued. Also, as part of the settlement, the Company purchased certain notes payable totaling $68,229, which was contributed to the capital of ServiceMax.

During 1995 and 1994, the Company made an additional capital contribution aggregating $1,200,000 and $764,994, respectively. As of June 30, 1996, the Company's investment amounted to $5,580,503.

As of June 15, 1996, all operations at ServiceMax were terminated. Negotiations are in progress to sell some or all of the stores to a third party.

As of June 30, 1996, the Board of Directors maintained a valuation of ServiceMax at zero, due to continued losses and a significant liability, and the uncertainty of successfully seeking indemnification for any or all of the liability from applicable third parties.


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

          Common stock warrants - Restricted:

 30,000   Aqua Care Systems,
          Inc., each entitling
          the holder to purchase
          one (1) common share
          at $3 per share, exer-
          cisable through April 17,
          1997.                     $  3,000       $  3,000


                                    --------       --------
                                    $ 15,108       $ 12,981
                                    ========       ========


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
                                    ========      ========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of June 30, 1996, the Company had cash and cash equivalents of $37,305, United States Treasury Bills of $247,335, and a Certificate of Deposit of $100,000, as compared to cash and cash equivalents of $383,563, and United States Treasury Bills of $199,093, at December 31, 1995. The decline in capital resources of $198,016 from December 31, 1995, was primarily the funding of the capital contribution payable to Automotive. As of June 30, 1996, the Company had liabilities of $2,203,808 as compared to liabilities of $1,918,266 at December 31, 1995. The increase in liabilities is due to an increase in deferred income tax.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACORN VENTURE CAPITAL CORPORATION



Date: July 31, 1996         Larry V. Unterbrink
                         ----------------------------------
                         Larry V. Unterbrink, Treasurer
                         (Principal Financial and
                         Accounting Officer)


                             Stephen A. Ollendorff
                         ----------------------------------
                         Stephen A. Ollendorff,
                         Chairman, Chief Executive Officer,
                           and Secretary