Form 10QSB
period 1996-09-30
ACORN VENTURE CAPITAL CORP
filed 1996-11-07
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   September 30, 1996
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                   Commission File No.  814-29

                ACORN VENTURE CAPITAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                        59-2332857
-------------------------------       -----------------------
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization)              cation No.)

 522 Park Street, Jacksonville, Florida              32204
-------------------------------------------------------------
(Address of principal executive offices)           (Zip code)


Issuer's telephone number, including area code (904) 359-8624
                                               --------------
                              N/A
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X          No
               ----------         ----------
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,538,906 shares of common stock, $.01 par value, as of November 6, 1996.

                     Acorn Venture Capital Corporation

                     Condensed Interim Balance Sheets
                                (Unaudited)


                                                September 30,   December 31,
                                                     1996           1995
                                                ---------------------------
                                                 (Unaudited)    (Note 1)

Assets:
Investments at market or fair value:
 Investments in and advances to subsidiaries:
  Investment in Recticon Enterprises, Inc.
   (100% owned)                                  $15,000,000   $12,500,000
  Investment in Automotive Industries, Inc.
   (100% owned)                                    2,900,000     2,900,000
  Investment in ServiceMax Tire & Auto
   Centers, Inc. (100.0% owned)                            0             0
                                                 --------------------------
                                                  17,900,000    15,400,000

  Other common stock and warrants                     12,981        12,981
  Certificate of Deposit                             100,000             0
  U.S. Treasury bills                                247,328       199,093
                                                 --------------------------
 Total investments (cost $13,215,531 and
  $14,288,138 at September 30, 1996 and
  December 31, 1995, respectively)                18,260,309    15,612,074

 Cash and cash equivalents                           165,754       383,563
 Accounts and management fee receivable               88,950       100,000
 Other assets                                          4,962         6,183
                                                 --------------------------
  Total assets                                    18,519,975    16,101,820

 Liabilities:
  Accounts payable                                         0         4,392
  Note payable to Recticon Enterprises, Inc.         760,000       760,000
  Capital contribution payable to Automotive
   Industries, Inc.                                        0       460,330
  Accrued interest and other payables to
   affiliates                                         83,283        43,544
  Deferred income taxes                            1,342,000       650,000
                                                 --------------------------
   Net assets                                    $16,334,692   $14,183,554
                                                 ==========================



Net Assets:
  Common Stock, par value $.01 per share -
   authorized 20,000,000 shares, issued
   5,538,906 at September 30, 1996 and           $    55,389   $    55,889
   5,588,906 at December 31, 1995,
   and outstanding 5,538,906 at
   September 30, 1996 and December 31,
   1995, respectively
  Additional paid-in capital                      14,090,156    14,128,656
  Treasury stock (50,000 shares in 1995)                   0       (39,000)

Accumulated:
  Net investment losses                             (526,389)     (907,527)
  Net realized losses on investments                (911,921)     (911,921)
  Net unrealized appreciation of
   investments (net of deferred
   income taxes of $1,342,000 and
   $650,000 at September 30, 1996 and
   December 31, 1995, respectively)                3,627,457     1,857,457
                                                 --------------------------
                                                   2,189,147        38,009
                                                 --------------------------

Net assets applicable to outstanding
common shares (equivalent to $2.95
per share in 1996 and $2.56 per share
in 1995, based on outstanding common
shares of 5,538,906 in 1996 and 5,538,906
in 1995)                                         $16,334,692   $14,183,554
                                                 ==========================

See accompanying notes.

                     Acorn Venture Capital Corporation

                Condensed Interim Statements of Operations
                                (Unaudited)

                                    Three months ended   Nine months ended
                                       September 30         September 30

                                    1996       1995        1996      1995
                               ----------------------------------------------

Investment Income:
 Interest                      $    4,066  $   21,709  $   10,649  $   80,931
 Dividends from affiliates        178,300     335,000     583,300     430,000
 Consulting and management fees
  from subsidiaries               150,000      30,000     450,000      92,500
 Other income                           0           0           0      10,000
                               ----------------------------------------------
                                  332,366     386,709   1,043,949     613,431
                               ----------------------------------------------
Expenses:
 Consulting fees                    2,642      49,309       9,926     162,927
 Compensation                     132,653      88,966     396,958     257,562
 Legal and accounting              28,957      20,126      73,896      59,707
 Registration fees                  1,605       3,727       8,730      11,500
 Interest and other                36,256      18,235     173,301      55,401
                               ----------------------------------------------
                                  202,113     180,363     662,811     547,097

Net investment income (loss)      130,253     206,346     381,138      66,334
                               ----------------------------------------------
Realized and unrealized gains
 (losses) on investments:

Realized (losses) from sales
 of investments                         0           0          0     (119,061)
                               ----------------------------------------------

Net change in unrealized
 appreciation (depreciation)
 of investments                         0   3,615,437   2,500,000   3,473,311
Less deferred taxes
 applicable to unrealized
 appreciation (depreciation)
 of investments                         0           0   (730,000)           0
                               ----------------------------------------------
                                        0   3,615,437   1,770,000   3,473,311
                               ----------------------------------------------

Net realized and unrealized
 gains (losses) on investments          0   3,615,437   1,770,000   3,354,250
                               ----------------------------------------------
Net increase (decrease) in net
 assets resulting from
 operations                    $  130,253  $3,821,783  $2,151,138  $3,420,584
                               ==============================================
Per-share amounts:
Net investment income (loss)        $0.02       $0.04       $0.07      $0.01
Net realized gains on
 investments                        $0.00       $0.00       $0.00     ($0.02)
Net unrealized gain investments     $0.00       $0.65       $0.31      $0.62
                               ----------------------------------------------
                                    $0.02       $0.68       $0.38      $0.60
                               ==============================================

Weighted average number of
 shares in per share
 computation                    5,769,409   5,588,906   5,769,409  5,588,906
                               ===============================================

See accompanying notes.

                   Acorn Venture Capital Corporation

         Condensed Interim Statements of Changes in Net Assets
                              (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                 1996          1995
                                             ---------------------------
Net investment income                        $   381,138    $    66,334
Net realized (losses) from sales
 of investments                                        0      ( 119,061)
Net change in unrealized appreciation
 of investments                                1,770,000      3,473,311
                                             ---------------------------

Net increase in assets
 resulting from operations                     2,151,138      3,420,584
Net assets at beginning of period             14,183,554     10,394,209
                                             ---------------------------
Net assets at end of period                  $16,334,692    $13,814,793
                                             ===========================

See accompanying notes.

                   Acorn Venture Capital Corporation

              Condensed Interim Statements of Cash Flows
                              (Unaudited)

                                                 Nine Months Ended
                                                   Septmeber 30,
                                                 1996          1995
                                             ---------------------------
Net cash provided by (used) in operating
 activities                                  $   388,474    $   388,582
                                             ---------------------------
Investing activities:
Investment in Automotive Industries, Inc.       (460,330)             0
Investment in Recticon Enterpries, Inc.                0        700,000
Investment in ServiceMax Tire & Auto
 Centers, Inc.                                         0     (1,200,000)
Purchase of U.S. Treasury bill                  (444,419)             0
Redemption of U.S. Treasury bill                 398,466        384,687
Purchase of certificate of deposit              (100,000)       100,000
Redemption of certificate of deposit                   0              0
Redemption of convertible debenture                    0        100,000
                                             ---------------------------
Net cash provided (used) by investing
 activities                                     (606,283)        84,687
                                             ---------------------------

Increase in cash and cash equivalents           (217,809)       473,269
Cash and cash equivalents at beginning
 of period                                       383,563         55,976
                                             ---------------------------
Cash and cash equivalents at end of period   $   165,754    $   529,245
                                             ===========================

See accompanying notes.

                   Acorn Venture Capital Corporation

                 Notes to Condensed Interim Financial
                        Statements (Unaudited)

                          September 30, 1996


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be
expected for the year ending December 31, 1996.   For further
information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. Investments

Securities for which no market exists are valued at fair market value as determined by the Board of Directors. At September 30, 1996, the value of investments is as follows:

Number
of
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

In 1993 and 1994, the Company made capital contributions to Recticon totaling $1,027,750. During 1995, Recticon advanced funds and issued a promissory note to the Company in the amount of $760,000, accruing interest at 10-1/4% and due July 15, 1997. Considering a number of factors influencing the value of the Company's investment in Recticon, including its current and expected future operating performance, among other factors, the Board of Directors approved increases in the valuation of the investment in Recticon from $3,195,750 at December 31, 1994 to $12,500,000 at December 31, 1995, and to $15,000,000 at June 30, 1996.
As of September 30, 1996, the Board of Directors valued the investment in Recticon at $15,000,000.

On July 26, 1996, the Company entered into a Guaranty Agreement on behalf of Recticon for (1) a line of credit in the amount of five hundred fifty thousand dollars ($550,000), (2) a term loan in the amount of two hundred twenty five thousand dollars ($225,000) and (3) a line of credit in the amount of two hundred thousand dollars ($200,000).

During the quarter ended September 30, 1996, Recticon paid the Company management fees totaling $150,000, and declared and paid a cash divided of $100,000.

The following selected financial data of Recticon has been derived from unaudited financial statements provided by Recticon. The financial information is of September 30, 1996, and September 30, 1995.

                                   Three months ended    Nine months ended
                                      September 30          September 30

Income Statement Data:            1996         1995        1996       1995
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                       $2,483,265  $1,626,407  $7,248,360  $4,556,748
Cost of goods sold               1,768,656   1,174,827   4,717,234   3,429,153
                                ----------  ----------  ----------  ----------
Gross Profit                       714,609     451,580   2,531,126   1,127,595

Tax Expense                        142,600     211,250     409,554     544,319
                                ----------  ----------  ----------  ----------
Net income                      $  572,009  $  240,330  $2,121,572  $  583,276
                                ==========  ==========  ==========  ==========

Note: Above figures DO NOT include taxes or Management Fees of $150,000 for the quarter ended September 30, 1996 and $45,000 for the quarter ended September 30, 1995.


                                                          As of September 30

 Balance Sheet Data:                                       1996        1995
                                                        ---------------------
                                                             (Unaudited)
Total assets                                            $6,787,316  $4,147,578
                                                        ----------  ----------
Total current liabilities                                1,853,446     955,302
Total long term debt                                     1,906,355*  2,375,000
Stockholders equity/deficit                              3,027,515     817,276
                                                        ----------------------
                                                        $6,787,316  $4,147,578
                                                        ======================

* Includes Deferred Income of $1,833,320 from Customer Supply Agreements for the period ending September 30, 1996 and $2,300,000 for the period ending September 30, 1995.


Number
of
Shares  Type of Issue and Name of User     Cost        Value
---------------------------------------------------------------

142    Common stock, Automotive
       Industries, Inc., 100% owned.
                                        $3,577,335   $2,900,000

On December 22, 1993, the Company acquired Automotive Industries, Inc., a Delaware corporation ("Automotive"), by purchasing 100% of the outstanding common stock of Automotive for $2,400,000. Such shares are restricted securities and are not registered under either the Securities Act of 1933 or the Investment Company Act of 1940. Through December 31, 1995, the Company has made additional contributions to Automotive totaling $1,177,335. Automotive owns and operates twenty-nine (29) full-service automotive retail centers in northern Florida and southeast Georgia.

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

During the quarter ended September 30, 1996, Automotive declared dividends to the Company totaling $78,300.

At September 30, 1996, the Board of Directors valued the investment at $2,900,000.

The following selected financial data of Automotive has been derived from unaudited financial statements as of September 30, 1996 and September 30, 1995.

                                   Three months ended    Nine months ended
                                      September 30,        September 30,

Income Statement Data:            1996         1995        1996       1995
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                      $5,661,542  $5,208,476  $16,037,848 $14,479,930
Cost of goods sold              2,294,016   2,404,086    7,156,847   6,496,400
                               ----------  ----------  ----------- -----------
Gross margin                    3,367,526   2,804,390    8,881,001   7,983,530

Total Expense                   3,473,699   2,824,865    8,911,053   7,741,344
Discontinued Operations            65,946           0       59,502           0
                               ----------  ----------  ----------- -----------
Net income                     ($ 172,119) ($  20,475)($   89,554) $   242,186
                               ==========  ==========  =========== ===========


 Balance Sheet Data:                                         September 30
                                                           1996        1995
                                                        ---------------------
                                                             (Unaudited)
Total assets                                           $ 5,468,785 $ 7,135,271
                                                       =========== ===========

Total current liabilities                              $ 2,912,239 $ 3,255,711
Total long term debt                                     1,250,000   1,212,124
Stockholders' equity                                     1,306,546   2,667,436
                                                       -----------------------
                                                       $ 5,468,785 $ 7,135,271
                                                       =======================

Number
of
Shares  Type of Issue and Name of User     Cost        Value
---------------------------------------------------------------

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

During 1995 and 1994, the Company made an additional capital contribution aggregating $1,200,000 and $764,994, respectively. As of September 30, 1996, the Company's investment amounted to $5,580,503.

As of June 15, 1996, all operations at ServiceMax were terminated.

As of September 30, 1996, the Board of Directors maintained a valuation of ServiceMax at zero, due to continued losses and a significant liability, and the uncertainty of successfully seeking indemnification for any or all of the liability from applicable third parties.


Investments in Common Stock, Warrants, and Notes Receivable

Number
of
Shares  Type of Issue and Name of User     Cost        Value
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
                                    ========       ========


Face
Value  Type of Issue and Name of Issuer   Cost     Value
----------------------------------------------------------

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
                                    ========      ========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of September 30, 1996, the Company had cash and cash equivalents of $165,754, United States Treasury Bills of $247,328, and a
Certificate of Deposit of $100,000, as compared to cash and cash equivalents of $383,563, and United States Treasury Bills of
$199,093, at December 31, 1995. The decline in capital resources of $69,574 from December 31, 1995, was primarily the funding of the capital contribution payable to Automotive. As of September 30, 1996, the Company had liabilities of $2,185,283 as compared to liabilities of $1,918,266 at December 31, 1995. The increase in liabilities is due to an increase in deferred income tax.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.   By-Laws, as amended, effective November 7, 1996.

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1996.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACORN VENTURE CAPITAL CORPORATION



Date: November 7, 1996   Larry V. Unterbrink
                         ----------------------------------
                         Larry V. Unterbrink, Treasurer
                         (Principal Financial and
                         Accounting Officer)


                         Stephen A. Ollendorff
                         ----------------------------------
                         Stephen A. Ollendorff,
                         Chairman, Chief Executive Officer,
                           and Secretary