Form 10KSB
period 1996-12-31
ACORN VENTURE CAPITAL CORP
filed 1997-04-01
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

                   Commission File No.  814-29

             ACORN VENTURE CAPITAL CORPORATION
      (Exact name of small business issuer in its charter)

            Delaware                        59-2332857
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization)              cation No.)

     7020 A.C. Skinner Parkway, Jacksonville, Florida 32256
(Address of principal executive offices)           (Zip code)

Issuer's telephone number, including area code (904) 296-1760

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   X           No
                    -------          -------
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by refer-ence in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [   ]

Issuer's revenues for the fiscal year ended December 31, 1996 were $2,029,162.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1997 (valued at the average of the bid price of $1.562 and asked price of $1.687 on such date) was $6,658,307.50.

The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of March 31, 1997: 5,538,906

Transitional Small Business Disclosure Format (check one):
                 Yes      ;        No   X
                    ------            ------
           DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                           PART I

ITEM 1.  Description of Business

     Acorn Venture Capital Corporation (the "Company") is a non-diversified, closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's primary investment objective has historically been, and continues to be, achievement of long-term capital appreciation of its assets, rather than current income, by making investments in, and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth ("portfolio companies"). Since October 1991, the Company has concentrated its efforts on making large, controlling equity and/or equity-related investments in portfolio companies.

     As of December 31, 1996, the Company had controlling interests in Recticon Enterprises, Inc. ("Recticon") (a manufacturer of monocrystalline silicon wafers), and Automotive Industries, Inc. ("Automotive") (which operates 28 full-service automotive retail centers, principally in Florida, and, to a lesser extent, Georgia).

     The Company from time to time in the future may make investments, in portfolio companies through "private placements" which, in management's opinion, are likely to effect public financings within approximately two to three years from the date of investment or which otherwise have a viable plan to allow the Company to liquidate its position within a reasonable period of time.

     The Company does not have a registered investment adviser and its investment decisions are made by its management in accordance with policies approved by its Board of Directors (the "Board").
The Company does not operate pursuant to a written investment advisory agreement that must be approved periodically by stockholders. The Company currently has five officers, all of whom are employees of the Company.

     Direct investments may be made in companies with operating histories that are unprofitable or marginally profitable, that have negative net worths or that are involved in bankruptcy or reorganization proceedings. Such investments would involve businesses that management believes have turnaround potential through the infusion of additional working capital and a strengthened management team. These companies may require significant managerial assistance and investment therein may be of higher risk and speculative. Investments in such situations will be made only where management has identified a specific strategy to improve operating performance. To date, a significant portion of the Company's investments have been of this nature. See "--Present Portfolio-Venture Capital Investments."

     Following its initial investment, the Company has made and may in the future make additional debt and equity investments in portfolio companies ("Additional Investments") in order to protect or enhance its initial investment. The Company may, together with other investors, including management and its affiliates, make direct or Additional Investments in a number of other situations, including attempts to salvage insolvent or bankrupt companies, the acquisitions of divisions of companies, the acquisition of privately-held companies, or the acquisition of companies in order to spin-off portions of their operations or assets into independent entities. Because of the substantial financial and management commitment typically made to new portfolio companies, the Company expects that it will make only a few, if any, new investments in any one year. See "--Present Portfolio--Venture Capital Investments" and "Management's Discussion and Analysis or Plan of Operations."

     The Company may also make direct and/or Additional Investments in publicly-traded securities of relatively small, emerging growth companies that management believes have long-term growth possibilities.

Significant Events

     On December 30, 1996, the Company and one of its portfolio companies, a wholly-owned subsidiary, received $752,500 and $997,500, respectively, from an unaffiliated third party with respect to certain claims in exchange for general releases. Reference is made to the Company's Current Report on Form 8-K, dated December 30, 1996 filed with the Securities and Exchange Commission on December 31, 1996.

     As of June 15, 1996, all operations of ServiceMax Tire & Auto Centers, Inc., ("ServiceMax") a wholly-owned subsidiary, which operated tire and service facilities at gas station and convenience store locations in Michigan, were terminated due to continued losses and a significant liability.

Present Portfolio-Venture Capital Investments

     Set forth below is certain information concerning the Company's two present principal investments in portfolio companies. The information below concerning the privately-held companies has been obtained from those portfolio companies. For further information concerning the Company's investments, including acquisition dates, purchase prices and valuation at December 31, 1996, see Notes to Financial Statements included herein. The Company's two principal investments in portfolio companies constituted, as of December 31, 1996, 98% of the Company's total portfolio investments.

     1. Recticon Enterprises, Inc. In July 1993, the Company acquired Recticon, by issuing 800,000 shares of its Common Stock to the stockholders of Recticon in exchange for all of the outstanding shares of stock of Recticon. Such shares are restricted securities and are not registered under either the Securities Act of 1933, as amended, or the 1940 Act.

     During the year ended December 31, 1996, the Company received a total of $600,000 in management fees, a dividend in the amount of $400,000 and a payment in the amount of $918,619 for Recticon's portion of Federal income taxes filed on a consolidated basis. The Company utilized such amounts to repay a loan in the amount of $760,000 from Recticon and to make an additional contribution to capital in the amount of $160,000. The Company has guaranteed a $750,000 credit line, and a term loan of $484,246 for Recticon.

     Recticon, located in Pottstown, Pennsylvania, manufactures two, three and four-inch monocrystalline silicon wafers, which are made from silicon crystals and are the basic substrate from which integrated circuits and other semiconductor devices are fabricated. Recticon's wafers are used by university research departments and microelectronic manufacturers, and are best suited for use in electronics devices employed in avionics, telecommunications and computers.

     Recticon's business is highly competitive and it believes that there are many competitors who produce, sell, design and support similar products. Many of these competitors have substantially greater marketing, financial, administrative and other resources than Recticon.

     Recticon entered into long-term agreements with two of its major customers, pursuant to which said customers have paid in cash an aggregate of $2.3 Million for the right to receive a specified number of silicon wafers at a predetermined gross profit margin.
In addition, Recticon entered into agreements pursuant to which Recticon received $2.4 Million in cash from two customers in order for Recticon to purchase additional furnaces and related equipment (the "Units"). At the end of five years, the Units will be turned over to Recticon at no cost. In exchange therefor, Recticon has agreed to sell these customers the wafers produced by the Units at a pre-determined gross profit margin. Recticon has expanded its facilities and, as a result thereof, has the capacity to add an additional four or five Units. Recticon presently has ten functioning Units. These new Units will not only give Recticon added capacity, but will also enable it to enter into the four and six-inch wafer market and, subject to purchasing additional equipment, give it the capacity to enter into the eight-inch market.

     For 1996, three customers of Recticon accounted for 34%, 15% and 11% of its sales, respectively. For 1995, three customers of the Company accounted for 34%, 14% and 9% of its sales, respectively. The loss of any or all of these customers, could have an adverse, possibly severe, effect on the business of Recticon.

     The Company increased the valuation of Recticon during the 1996 calendar year from $12,500,000 to $13,900,000, due to the increase in the fair market value of Recticon. However, the Company decreased the valuation from $15,000,000 to $13,900,000 during the last quarter of 1996 primarily as a result of the deferral of certain customer orders of four-inch wafers to the latter half of 1997. However, Recticon intends to pursue and accept orders for five and six inch wafers and anticipates that it will ship five and six inch wafers in the beginning of the third quarter of 1997. Based upon the projected increase in demand for wafers (of which no assurance can be given), the management of Recticon believes that the long-term outlook of its business remains favorable.

                     Recticon Financial Data

     The following selected financial data of Recticon has been derived from the audited (by other auditors) financial statements as of and for the periods ended December 31, 1996 and December 31, 1995.

Income Statement Data:
                             Year Ended     Year Ended
                             December 31,   December 31,
                                1996            1995
                             ------------   ------------
Net Sales                    $9,842,345     $6,491,505
Cost of Goods Sold            6,163,131      4,670,714
Gross Margin                  3,679,214      1,820,791
Expenses Before
  Management Fees             1,250,587        835,525
Net Income Before
  Management Fees             2,428,627        985,266
Management Fees                 600,000        195,000
Net Income Before
  Income Taxes                1,828,627        790,266

Balance Sheet Data:

                                As of          As of
                             December 31,   December 31,
                                1996            1995
                             ------------   ------------

Total Assets                 $5,977,167     $5,785,929
                             ==========     ==========
Total Liabilities             2,393,886      2,577,933
Deferred Income               1,249,997      1,716,665
Stockholders' Equity          2,333,284      1,491,331
                             ----------     ----------
Total Liabilities and
   and Stockholders'
   Equity                    $5,977,167     $5,785,929
                             ==========     ==========

     2. Automotive Industries, Inc. Automotive, a wholly-owned Delaware corporation, located in Jacksonville, Florida, operates 28 full-service automotive retail centers principally in Florida and Georgia under the names Jim Martin Tire, Wall Tire Distributors and Mott Tire. On December 22, 1993, the Company acquired all of the outstanding stock of Automotive from General Tire, Inc. and other minority stockholders for a cash purchase price of $2,400,000. In addition, the Company has made cash investments in Automotive of $500,000.

     During the year ended December 31, 1996, the Company received a total of $261,600 in cash dividends from Automotive. The Company has guaranteed the repayment by Automotive of a $900,000 loan to Automotive pursuant to a loan agreement and supply agreement with a tire distributor. In addition, subsequent to year-end, the Company received $1,075,000 from Automotive, which amount was comprised of $475,000 in management fees and a $600,000 note payable to Automotive.

     The tires, auto parts and service business is highly
competitive.   Automotive's principal competitors are national and
regional chains carrying automotive parts and accessories and offering automotive services, most of which have greater financing capability and greater capital than Automotive.

                    Automotive Financial Data

     The following selected financial data of Automotive has been derived from the financial statements as of and for the periods ended December 31, 1996 and December 31, 1995.

Income Statement Data:
                             Year Ended     Year Ended
                             December 31,   December 31,
                                1996            1995
                             (Unaudited)     (Audited)
                             ------------   ------------
Total Net Sales              $20,680,735    $19,307,943
Total Cost of Goods Sold       9,682,801      8,657,925
                             -----------    ------------
Gross Margin                  10,997,934     10,650,018
Total Expenses                10,290,415     12,155,704
                             -----------    ------------
Net Income (Loss)            $   707,519    $(1,505,686)*
                             ===========    ============

Balance Sheet Data:

                                As of          As of
                             December 31,   December 31,
                                1996            1995
                             (Unaudited)     (Audited)
                             ------------   ------------

Total Assets                 $ 7,101,664    $ 6,230,129
                             ===========    ===========
Total Current Liabilities      3,063,296      3,282,838
Total Long-Term Debt           2,013,067      1,367,892
Total Stockholders' Equity     2,025,301      1,579,399
                             -----------    -----------
Total Liabilities and Equity $ 7,101,664    $ 6,230,129
                             ===========    ===========

*Includes a write-off of $1,430,883, relating to a reserve established for a receivable due from ServiceMax.

Liquid Net Assets of the Company

     As a result of the settlement of certain claims, as previously disclosed, as of December 31, 1996, the Company had temporarily invested principally all of the remainder of its net assets in bank checking and transaction accounts, United States Treasury Bills, and a short-term certificate of deposit ($1,302,123 or approximately 8.2% of the net assets as of December 31, 1996).

Competition

     Numerous companies and individuals are engaged in the venture capital business and such business is intensely competitive. Most of the competitors have significantly greater experience, resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to and to consummate attractive venture capital investments.

Regulation

     The Small Business Investment Incentive Act of 1980 (the "Incentive Act") modified the provisions of the 1940 Act that are applicable to a closed-end investment BDC. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities (as defined under the 1940 Act). The following is a brief description of the 1940 Act, as modified by the Incentive Act, and as qualified in its entirety by reference to the full texts of the 1940 Act, the Incentive Act and the rules thereunder.

     Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and significant managerial assistance to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities or have filed a registration statement with the Commission pursuant to Section 12 of the Securities Exchange Act of 1934 (the "1934 Act");
(iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) extend significant managerial assistance generally to such portfolio companies; (v) have a majority of directors who are not "interested persons" (as defined in the 1940 Act); and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the Commission.

     An eligible portfolio company generally is a U.S. company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the Commission. Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the portfolio company.

     The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940

Act limits the type of assets that BDCs may acquire to certain prescribed qualifying assets and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC's assets consists of qualifying assets. Qualifying assets include: (i) privately acquired securities of companies that were eligible portfolio companies at the time such BDC acquired their securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of eligible portfolio companies controlled by a BDC; (iv) securities received in exchange for or distributed in or with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities directly from either the portfolio company or their officers, directors or affiliates.

     The Company is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200% after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of 50% of its net assets). If the value of the Company's net assets, as defined, were to increase through the issuance of additional capital stock or otherwise, the Company would be permitted under the 1940 Act to issue senior securities. The Company has no senior securities outstanding and has no current intention of issuing any senior securities although it may do so in the future.

     The Company may sell its securities at a price that is below the net asset value per share only after a majority of its disinterested directors has determined that such sale would be in the best interests of the Company and its stockholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year prior to such sale. If the offering of the securities is underwritten, a majority of the disinterested directors (in consultation with the underwriter(s)) must determine in good faith that the price of the securities being sold is not less than a price which closely approximates the market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term "majority of the Company's outstanding voting securities" means the vote of (i) 67% or more of the Company's Common Stock present at a meeting, if the holders of more than 50% of the outstanding Common Stock are present or represented by proxy, or (ii) more than 50% of the Company's outstanding Common Stock, whichever is less.

     Many of the transactions involving the Company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the Commission under the 1940 Act prior to its amendment by the Incentive Act are now permissible upon the prior approval of a majority of the Company's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Company, including its directors, officers, and employees, may still require the prior approval of the Commission. In general, (i) any person who owns, controls or holds power to vote, more than 5% of the Company's outstanding Common Stock; (ii) any director, executive officer or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Company's disinterested directors and, in some situations, the prior approval of the Commission, before engaging in certain transactions involving the Company or any company controlled by the Company. The 1940 Act generally does not restrict transactions between the Company and its portfolio companies.

     While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) or, in certain circumstances, to change its business purpose, only if authorized to do so by a majority vote (as defined in the 1940 Act) of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires stockholder approval for a change in any fundamental investment policy). The Company is entitled to change its non-diversification status also without stockholder approval. In addition, should the Company lose its status as a BDC, it would become subject to more stringent regulation under the 1940 Act if it did not become exempt from 1940 Act regulation. The Company may, in the future, seek to become exempt from 1940 Act regulation altogether.

ITEM 2.  Description of Property

     In April 1995, in order to reduce costs and consolidate its operations, the Company relocated its principal executive offices to the offices of Automotive in Jacksonville, Florida,
at no charge to the Company.   The Company also maintains an
office in New York, New York, at no charge to the Company.

ITEM 3.  Legal Proceedings

     The Company is in the process of instituting an action in Broward County, Florida for nonpayment by Digital Products Corporation, pursuant to a $500,000, 10% subordinated convertible note due 1996, plus accrued interest since November 22, 1995. In March 1996, the Board, in reviewing the present financial condition of Digital Products Corporation, has fully reserved against the note. No assurance can be given as to the successful outcome of this action.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on December 30, 1996 (the "Meeting"). The following matters were voted on and approved by the holders of a majority of the outstanding shares of the Company's Common Stock in accordance with Delaware General Corporation Law and the Investment Company Act of 1940:

     1. The first proposal presented to the stockholders was election of nine persons as directors of the Company to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The following persons were elected as directors of the Company, and each person received that number of votes set opposite that person's name:

                                             VOTES
                                        FOR       WITHHELD
                                      ---------------------
          Mark Auerbach               4,059,969   1,116,150
          Paula Berliner              4,060,694   1,115,425
          Edward N. Epstein           4,062,694   1,113,425
          Ronald J. Manganiello       4,062,694   1,113,425
          Paul C. Meyer               4,062,694   1,113,425
          Stephen A. Ollendorff       4,062,694   1,113,425
          Bert Sager                  4,060,694   1,115,425
          Kenneth I. Sawyer           4,061,969   1,114,150
          Joel J. Silver              4,059,969   1,116,150

     2. The second proposal presented to the stockholders was to ratify the firm of Coopers & Lybrand L.L.P. as the independent public accountants of the Company for the 1996 fiscal year. There were 4,019,919 shares of Common Stock cast in favor of such proposal, 1,151,150 shares of Common Stock voted against such proposal, and 5,050 shares abstained.

                           PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock was accepted for listing in October 1988 on NASDAQ under the symbol "AVCC". The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. There presently is a limited public market for the Common Stock.

     Quarter Ending      Low          High
     --------------      ---          ----
        1996
        ----
     March 31            $ .88        $1.38
     June 30             $1.09        $3.13
     September 30        $1.50        $2.63
     December 31         $1.31        $2.31

     Quarter Ending      Low          High
     --------------      ---          ----
        1995
        ----
     March 31            $ .50        $1.13
     June 30             $ .53        $ .81
     September 30        $ .69        $ .88
     December 31         $ .88        $1.00

     As of March 31, 1997, there were approximately 459 holders of record of the Company's Common Stock with 5,538,906 shares of Common Stock outstanding. In addition, the Company believes that there are more than 3,500 beneficial owners of Common Stock whose shares are held in "street" name as of such date. On March 31, 1997, the closing bid and asked quotations of the Common Stock were $1.562 and $1.687, respectively.

     The Company has never paid and does not currently intend to pay cash dividends. In addition, the Company has never made, nor adopted any policies with respect to, in-kind distributions, and has no present intention of adopting any such policies or of making any such distributions. Furthermore, there may also be substantial legal and contractual restrictions affecting the timing of any such distributions by the Company or any such resales by stockholders of distributed securities.

ITEM 6.  Management's Discussion and Analysis
         or Plan of Operations

     The primary investment objective of the Company continues to be the achievement of long-term capital appreciation, rather than current income, by making investments in emerging and established companies that management believes offer significant potential opportunities for growth. Since October 1991, the Company has concentrated its efforts on making large, controlling investments in portfolio companies. To the extent the Company does not make a controlling investment, the Company believes it will be able to achieve its objective of long-term appreciation by concentrating on investments in companies which it believes are likely to effect public financings within approximately two to three years from the date of investment or which otherwise have a viable plan to allow the Company to liquidate its position within a reasonable period of time.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Fiscal Years Ended December 31, 1996 and 1995
  ("Fiscal 1996" and "Fiscal 1995")

     As a result of operations, net assets increased $1,961,134 (or 12.1% of net assets) during Fiscal 1996, and increased $3,828,345 (or 27.0% of net assets) during Fiscal 1995. The increase in Fiscal 1996 was primarily due to an increase in the valuation of Recticon from $12,500,000 to $13,900,000 and an increase in cash, certificates of deposit and treasury bills from $582,656 to $1,302,123, offset by an increase in deferred income taxes from $650,000 to $1,962,619. The increase in liabilities was offset, however, by a decrease by a note payable to Recticon of $760,000 and a capital contribution payable to Automotive of $460,330. The increase in Fiscal 1995 was primarily due to an increase in the valuation of Recticon from $3,195,750 to $12,500,000, offset however by the write-off in the valuation of certain portfolio companies, primarily ServiceMax from $2,500,000 to zero.

     The Company recognized investment income (which consisted primarily of income from the Company's subsidiaries and other income) of $2,029,162 for Fiscal 1996 and $741,312 for Fiscal 1995. Because of its business philosophy of seeking long-term capital appreciation in its investment portfolio, the Company has historically not generated substantial investment income. However, it intends to generate sufficient income during 1997 from its principal portfolio companies (Recticon and

Automotive), and its cash availability, in order to meet its operating expenses.

     Expenses aggregated $847,028 during Fiscal 1996 and
$878,465 during Fiscal 1995.

Liquidity and Capital Resources

     As of December 31, 1996, the Company had cash and cash equivalents of $951,782, United States Treasury Bills of $250,341, and a certificate of deposit of $100,000, as compared to cash and cash equivalents of $383,563, and United States Treasury Bills of $199,093 at December 31, 1995. The increase in capital resources of approximately $719,467 from Fiscal 1995 was primarily as a result of the settlement of certain claims, as previously disclosed. As of December 31, 1996, the Company had liabilities of $2,433,064, as compared to liabilities of $1,918,266 at December 31, 1995. The increase was primarily due to the increase in deferred income tax liability of $1,312,619 (see Note 7 to Notes to Financial Statements).

     The Company believes that it has sufficient capital to implement its current investment objectives. However, the ability of the Company to meet its future investment objectives is subject to Recticon maintaining profitable operations and Automotive achieving profitable operations, of which no assurance can be given. There can be no assurance that the Company will be successful in its attempts, if any, to raise additional funds. Except as set forth herein, the Company currently has no material commitments for capital expenditures or to finance the working capital needs of its portfolio companies.

ITEM 7.  Financial Statements.

     See Index to Financial Statements after Signature Page.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Reference is made to the Company's Current Report on Form
8-K, dated January 2, 1996, filed with the Commission on January 5, 1996.

                          PART III

ITEM 9. Directors, Executive Officers, Promoters and
        Control Persons

     The following is a list (along with certain biographical information) of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:

                        Year of
                       Election
                          as
Name and Age           Director       Position
-------------          --------       --------
(As of 3/1/97)

Bert Sager*(1)(2)        1983    Co-Chairman of the Board
  (71)                           and Director

Stephen A. Ollendorff*   1983    Chairman of the Board,
  (58)  (1)(2)                   Chief Executive Officer,
                                 Secretary and Director

Edward N. Epstein*       1995    President and Chief
  (56)  (1)(2)                   Operating Officer; Director

Larry V. Unterbrink*     1985(3) Treasurer
  (62)

Paula Berliner*          1990    Vice President; Director
  (53)  (1)(2)

Mark Auerbach(1)(4)(5)   1995    Director
  (57)

Edward S. Croft III      1997    Director
  (54)    (4)

                        Year of
                       Election
                         as
Name and Age           Director        Position
------------           --------        --------
(As of 3/1/97)

Paul C. Meyer(4)         1990    Director
  (49)

Kenneth I. Sawyer(2)(5)  1992    Director
  (51)

Joel J. Silver(5)        1983    Director
  (60)
______________
* Indicates "interested person" of the Company within the meaning of the 1940 Act.

(1)  Member of the Executive Committee
(2)  Member of Nominating Committee
(3)  Mr. Unterbrink was a member of the Board from
     1985 until February 1995.
(4)  Member of the Audit Committee
(5)  Member of Stock Option and Compensation Committee
______________

    BERT SAGER has been Co-Chairman of the Board of the Company since November 1995 and was Chairman from June 1989 to November 1995. Prior thereto, he was President since the Company's inception until May 1989. Mr. Sager has been a private investor for more than five years and has been a practicing attorney since 1949. He is a director of Computer Products, Inc. ("CPI"), a publicly-traded manufacturer of standardized electronic products, of Boca Raton, Florida; and Windmere-Durable Holdings, Inc., a publicly-traded Florida-based manufacturer of personal care products.

    STEPHEN A. OLLENDORFF has been Chief Executive Officer of the Company since September 1992, Chairman of the Board since November 1995, President of the Company from June 1989 until November 1995, and Secretary since the Company's inception. He served as Vice President from the Company's inception until his election as President. Mr. Ollendorff has been of counsel to the law firm of Hertzog, Calamari & Gleason since December 1990. Mr. Ollendorff also serves as a director of CPI.

    EDWARD N. EPSTEIN was elected President and Chief Operating Officer of the Company in November 1995. For more than the past five years, has been the principal of Edward N. Epstein & Assoc., a consulting firm specializing in corporate structure and management. Since January 1996, a principal in the merchant banking firm of New Canaan Capital LLC, and since July 1996, a principal of Sylhan LLC, an integrated contract manufacturer specializing in the precision machining of refractory metal parts.

    LARRY V. UNTERBRINK, Treasurer of the Company since
February 1990, is a private investor residing in Florida.  Mr.
Unterbrink had been, from May 1982 to December 1994, President and Treasurer of Seahorse Ltd., a leasing and publishing company.

    PAULA BERLINER has been a Vice President of the Company since June 1992 and, since May 1990, has been a private investor residing in Florida. She is presently a director of the Family Bank of Hallandale located in Florida.

    MARK AUERBACH, since June 1993, has been Senior Vice President and Chief Financial Officer of Central Lewmar L.P., a distributor of fine papers. From August 1992 to June 1993, Mr. Auerbach was a partner of Marron Capital L.P., an investment banking firm. From July 1990 to August 1992, he was President, Chief Executive Officer and Director of Implant Technology Inc., a manufacturer of artificial hips and knees. Mr. Auerbach is currently a director of Pharmaceutical Resources, Inc., a New York Stock Exchange listed company, the manufacturer of generic drugs, and a director and Chairman of the Board of Oakhurst Company, Inc., a publicly-traded holding company, whose subsidiaries operate automotive after-market distributors.

    EDWARD S. CROFT, III, since August 1996, has been a partner of Croft & Bender L.L.C., an investment banking firm. From 1983 until April 1996, Mr. Croft was Managing Director of The Robinson-Humphrey Company, Inc., an investment banking firm. He is a director of CPI, Tensar Corporation, a manufacturer of plastic products, and Just For Feet, Inc., an athletic footwear retailer.

    PAUL C. MEYER, since October 1996, has been Executive
Vice President and Chief Operating Officer of PlayNet Technologies, Inc., a developer and manufacturer of location-based, pay-per-play, tournament games and entertainment products. From January 1994 to October 1996, he held various executive positions at Viacom New Media, a publisher and distributor of multimedia products and a Division of Viacom International, Inc.; from October 1991 through January 1994, President of Paul C. Meyer & Inc., a financial consulting firm specializing in financial and operational restructuring of companies; and from February 1990 until December 1991, President of Superior Toy & Manufacturing Company.

    KENNETH I. SAWYER has been Chairman of the Board,
President and Chief Executive Officer of Pharmaceutical
Resources, Inc. for more than the past five years.

    JOEL J. SILVER, since December 1994, has been president, chief executive officer and a director of International Cutlery, Ltd., a publicly-traded specialty gift store operation. Mr. Silver co-founded CW Acquisitions, Inc. in 1990 and served from its inception as a director and until 1993, as senior executive vice president. In June 1993, Mr. Silver was appointed CW Acquisition, Inc.'s co-chairman, president and chief executive officer. Mr. Silver was also a director, president, treasurer and secretary of Hoffritz Holding Company, Inc. and a director and senior executive vice president of each of Hoffritz For Cutlery, Inc. and Edwin Jay, Inc., which positions he held for approximately 19 years. In August 1994, certain creditors of CW Acquisitions, Inc. and the three Hoffritz entities filed involuntary petitions in the Court pursuant to Chapter 11 of the U.S. Bankruptcy Code, which petitions on September 28, 1994, placed the companies into Chapter 11 reorganization proceedings. The bankruptcy proceeding was dismissed on March 22, 1996. Mr. Silver is a director of Claire's Stores, Inc., a New York Stock Exchange listed company, located in Pembroke Pines, Florida.

    There are no family relationships between any executive officers or directors of the Company.

Section 16(a) Compliance

    The Company is aware of the following late filings of reports required by Section 16(a) of the Exchange Act: Paul Meyer failed to file, on a timely basis, his Annual Statement of Changes in Beneficial Ownership on Form 5; Kenneth I. Sawyer failed to file, on a timely basis, a Statement of Changes in Beneficial Ownership on Form 4. These filings were subsequently completed on the appropriate forms.

ITEM 10.  Executive Compensation

Summary Compensation Table

    The following table sets forth information for the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively, respecting compensation earned by the Chief Executive Officer of the Company and the only other executive officer (whose salary and bonus earned in Fiscal 1996 exceeded $100,000) of the Company serving at the end of Fiscal 1996 (the "Named Executives").

                                                                 Long-Term
                             Annual Compensation                Compensation
                             -------------------                ------------
                                                                 Securities
Name and Principal                                               Underlying
     Position            Year      Salary($)     Bonus($)       Options(#)(1)
------------------       ----      ---------     --------       -------------
Stephen A. Ollendorff    1996      $264,042(2)      -               -
 Chairman and Chief      1995      $256,750(2)      -               -
 Executive Officer       1994      $250,000(2)      -               -

Edward N. Epstein        1996      $150,000         -               -
 President and           1995      $122,500(3)    $30,000         150,000
 Chief Operating
 Officer

-------------
(1)     Represents options awarded under the 1991 Stock Option
        Plan.

(2) Mr. Ollendorff has voluntarily assumed responsibility for rent and secretarial expenses relating to the New York office. Mr. Ollendorff does not receive any fringe benefits from the Company.

    The Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid. Executives who qualify are permitted to participate in the Company's 1991 Stock Option Plan.

Stock Option Grants In Last Fiscal Year

    During the fiscal year ended December 31, 1996, there were no stock option grants or stock appreciation rights granted to the Named Executives or any other stock appreciation rights.

    On November 22, 1994, the Stock Option and Compensation Committee authorized the amendment to the Company's outstanding stock options in order to deter a hostile takeover, whereby each optionee would be given the opportunity to exercise his/her options at the exercise price of $.5625 (equal to the "fair market value" of the Company's common stock on November 22, 1994), in the event of a "change of
control."   A "change of control" would occur in the following
circumstances: (i) the first purchase of shares of equity securities of the Company pursuant to a tender offer or exchange offer (other than an offer by the Company) for 25% or more of the equity securities of the Company, which offer has not been approved by the Board of the Company, (ii) a single purchaser or a group of associated purchasers acquiring, without the approval or consent of the Board of the Company, securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities in one or a related series of transactions, or
(iii) in respect of an election of directors by the Company's stockholders, the election of any or all of the management's slate of directors being contested or opposed, whether through a solicitation of proxies, or otherwise. As of March 31, 1997, no such "change of control" has occurred.

         On November 7, 1996, the Board of Directors authorized the Company to loan moneys to officers and employees of the Company in order to encourage them to exercise their stock options. The term of such loans would be for the shorter of ten years or 60 days after termination of employment of the officer or employee, interest would accrue and be payable monthly on the principal, at the prevailing rate applicable to 90-day treasury bills at the time the loan is made, and the loan would be collateralized at all times, which collateral (subject to applicable law) may include shares of the Company. The loans must be collateralized so that the fair market value of the collateral would have to equal or exceed the principal outstanding amount of the loan at all times. As of March 31, 1997, no such loans to officers or employees have been made by the Company.

Year-End Option Values Table

    The following table sets forth information at December
31, 1996 respecting exercisable and non-exercisable options held by the Named Executives. During Fiscal 1996, the Named Executives did not exercise any stock options. The table also includes the value of "in-the-money" stock options which represents the spread between the exercise prices of the existing stock options and the year-end price of the Common Stock.

                  Number of Unexercised        Value of Unexercised In-
                        Options Held               the-Money Options
                  at December 31, 1996(1)      Held at December 31, 1996(1)
                 --------------------------    ----------------------------
                                   Not                              Not
Name             Exercisable    Exercisable     Exercisable     Exercisable
----             -----------    -----------     -----------     -----------
Stephen A.
  Ollendorff      280,000(2)      -0-            $  7,800         $-0-

Edward N.
  Epstein         150,000         -0-            $155,250         $-0-
________________
(1)      Based upon the closing sales price of the Common Stock
         on December 31, 1996 ($1.91).

(2)      On November 19, 1995, Mr. Ollendorff surrendered an aggregate of
         40,000 stock options previously granted to him in order to enable the Company to grant options to another executive.


Compensation of Directors

    Effective December 1993, directors who are not executive officers of the Company are compensated for their services by payment of an annual retainer of $4,000, $500 for each Board meeting attended in person by such director (excluding the four regular quarterly Board meetings) and $250 for each committee meeting attended in person by such director.

    Paul C. Meyer, a director of the Company, reviews, on behalf of the Board, the financial and operational viability of potential portfolio companies at an annual compensation of $10,000, subject to cost-of-living adjustments.

Employment Arrangements

    The Company entered into an employment agreement with Stephen
A. Ollendorff, effective December 15, 1993, for a minimum period of three years, which has been renewed by its terms, pursuant to which Mr. Ollendorff receives annual compensation of $250,000, subject to cost-of-living adjustments, from the Company. On January 17, 1996, Mr. Ollendorff's employment agreement was amended in order to clarify certain terms and conditions, including the geographic location in which services are provided, events of termination and his obligations with respect to confidential information, non-solicitation of employees and covenants not to compete.

    Effective January 1, 1997, Mr. Ollendorff receives a salary of $120,000 per year as Chairman of the Board of Recticon, which amount is paid by the Company from the amounts paid by Recticon to the Company each month. In addition, Recticon rents office space in Mr. Ollendorff's New Jersey office and pays rent directly to Mr. Ollendorff directly for such space in the amount of $500 per month. Any amounts received by Mr. Ollendorff from Recticon as rent and/or salary are deducted from his salary from the Company to the extent and as long as he receives such monies from Recticon. This arrangement in no way adversely effects Mr. Ollendorff's rights under his employment agreement with the Company.

    Mr. Ollendorff agrees to devote such time to the business and affairs of the Company as he believes is necessary for the operations of the Company. In addition, Mr. Ollendorff has voluntarily assumed responsibility for rent and secretarial expenses relating to the Company's New York office. Mr. Ollendorff receives no fringe benefits from the Company.

    The Company entered into an employment agreement with Edward
N. Epstein, effective January 1, 1996, for a minimum period of three years, for an annual compensation of $150,000, subject to cost-of-living adjustments. Mr. Epstein will devote such time to the business and affairs of the Company as he believes is necessary for the operations of the Company. Prior to the execution of the foregoing employment agreement, Mr. Epstein had been retained as a consultant to the Company at the annual compensation of $120,000, primarily devoted to reviewing the sales and marketing efforts of Automotive and ServiceMax.

    In addition, effective October 31, 1991, the Company entered into the employment agreements, for a minimum three year period, with the following officers. These agreements were amended in January 1996 to clarify certain terms and conditions, including the geographic location in which services are provided, events of termination and obligations with respect to confidential information, non-solicitation of employees and covenants not to compete.

    Bert Sager--$20,000 per year, subject to cost-of-living adjustments, to devote such time to the business and affairs of the Company as he deems necessary to fulfill his obligations as Chairman of the Board.

    Larry V. Unterbrink--$20,000 per year, subject to cost-of-living adjustments, to devote such time to the business and affairs of the Company as he deems necessary to fulfill his obligations as Treasurer.

    Paula Berliner, Vice President of the Company since June 1992 and a director of the Company since September 1992, reviews, on behalf of the Board, the financial and operational viability of potential portfolio companies at an annual compensation of approximately $22,300, subject to cost-of-living adjustments.

Payments From Portfolio Companies

    For Fiscal 1997, Automotive and Recticon have agreed to pay to the Company, from operating cash flow, a monthly payment of $20,000 and $49,500, respectively.

    During the year ended December 31, 1996, the Company received a total of $600,000 in management fees, a dividend in the amount of $400,000 and a payment in the amount $918,619 for Recticon's portion of Federal income taxes filed on a consolidated basis. The Company utilized such amounts to repay a loan in the amount of $760,000 from Recticon and to make an additional contribution to capital in the amount of $160,000.

    During the year ended December 31, 1996, the Company received a total of $261,600 in cash dividends from Automotive. The Company has guaranteed the repayment by Automotive of a $900,000 loan to Automotive pursuant to a loan agreement and supply agreement with
a tire distributor.   In addition, subsequent to year-end, the
Company received $1,075,000 from Automotive, which amount was comprised of $475,000 in management fees and a $600,000 note payable to Automotive.

ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management

Security Ownership of Certain Beneficial Owners

    The following table sets forth, as of the close of business on March 15, 1997, information as to those stockholders (other than members of the Company's management), which are known by the Company to beneficially own more than 5% of its outstanding Common Stock (based solely upon filings by each of said holders with the Commission on Schedule 13D of the 1934 Act):

                             No. of Shares
Name and Address             Beneficially     Percentage
of Beneficial Owner           Owned(1)         of Class
-------------------          -------------    ----------
Asset Value Fund             1,104,000         19.93%
 Limited Partnership
376 Main Street
P.O. Box 74
Bedminster, NJ  07921

_______________
(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the 1934 Act.
     Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

Ownership by Management

     The following table sets forth, as of March 15, 1997, the beneficial ownership of the Common Stock of the Company of (i) each director (including the Named Executives) of the Company, and (ii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

                             No. of Shares
Name and Address             Beneficially     Percentage
of Beneficial Owner(1)        Owned(2)         of Class
----------------------       -------------    ----------
Bert Sager..............       351,500(3)(4)     6.2%

Stephen A. Ollendorff...     1,463,700          25.2%
                               (4)(5)(6)

Edward N. Epstein.......       957,500(4)(5)    16.8%

Paula Berliner..........       195,800(4)(7)     3.5%

Mark Auerbach...........         -               -

Edward S. Croft, III....         -               -

Paul C. Meyer...........         8,665           *

Joel J. Silver..........         3,000           *

Kenneth I. Sawyer.......         1,000           -

All directors and executive
 officers as a group
 (10 persons)...........     2,191,486(4)       34.8%

___________
*  Less than 1%.

(1) The business address for purposes hereof of all of the Company's directors and executive officers is in care of the Company.

(2) Unless otherwise noted, the Company believes that all persons in the table have sole voting and disposition power with respect to all shares of Common Stock beneficially owned by them.

(3) Does not include 76,825 shares owned by Marilyn Sager, his wife, with respect to which he disclaims beneficial ownership.

(4) Includes the following shares that may be acquired upon the exercise of options within 60 days of March , 1997: Mr.
     Sager - 160,000; Mr. Ollendorff - 280,000; Mr. Epstein -
     150,000; Ms. Berliner - 70,000; and all directors and executive officers as a group (10 persons) - 750,000.

(5) Stephen A. Ollendorff has entered into an Irrevocable Proxy and Voting Agreement With Respect to Election of Directors, dated December 19, 1995, with Edward N. Epstein, with respect to the shares of Common Stock beneficially owned by Mr.
     Epstein. Accordingly, Mr. Ollendorff's beneficial ownership includes such shares. Other than as set forth, Mr. Ollendorff disclaims beneficial ownership of such shares. See "Certain
     Relationships and Related Transactions."

(6) Includes 1,000 shares owned of record by Bjorg Ollendorff, his wife.

(7) Includes 27,500 shares owned of record by Warren Berliner, her husband.

ITEM 12.  Certain Relationships and Related Transactions

   Mr. Ollendorff, Chief Executive Officer of the Company, is of counsel to Hertzog, Calamari & Gleason, general counsel to the
Company.   Mr. Ollendorff has entered into an Irrevocable Proxy and
Voting Agreement With Respect to Election of Directors (the "Proxy"), with Edward N. Epstein, with respect to the shares of Common Stock beneficially owned by Mr. Epstein (the "Stock"), commencing on December 19, 1995 and terminating on December 31 of such year in which either party shall have given the other party at least twelve (12) months' written notice thereof prior to December 31 of such year; provided, that, notwithstanding the foregoing the Proxy shall remain in full force and effect until at least December
31, 1998.   If any shares of the Stock covered by the Proxy are
sold to any other party, the Proxy as it relates to such shares of Stock shall terminate immediately upon such sale. Pursuant to the Proxy Mr. Ollendorff undertakes to vote the Stock, as well as use his best efforts (including voting shares of stock of the Company owned by him) for the election of the greater of (i) two (2) directors or (ii) a number of directors equal to 22% (rounded up to the next highest number) of the entire Board of Directors, acceptable to Mr. Epstein.

ITEM 13.  Exhibits and Reports on Form 8-K

   (a)    Exhibits:

   3.1  Certificate of Incorporation - incorporated by reference to
Exhibit 1 to the Company's Registration Statement on Form N-2 (No. 2-88798) filed with the Commission on January 9, 1984.

   3.2 Certificate of Amendment of Certificate of Incorporation, dated November 14, 1986, as filed and recorded with the Secretary of State of Delaware on November 26, 1986 - incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

   3.3 By-laws, as amended, effective November 7, 1996 - incorporated by reference to Exhibit 3 to the Company's Quarterly
Report on Form 10-QSB for the quarter ended September 30, 1996.

   10.1 Employment Agreement dated August 31, 1993, between the Company and Stephen A. Ollendorff - incorporated by reference to
Exhibit 10.2 to the Company's Registration Statement on Form N-2 (No. 33-69610) filed with the Commission on September 19, 1993.

   10.2  Agreement dated October 31, 1991 between the Company and
Bert Sager - incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1991.

   10.3  Agreement dated October 31, 1991 between the Company and
Larry V. Unterbrink - incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

   10.4  Agreement between the Company and Paul C. Meyer &
Associates, Inc. dated October 31, 1991 - incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form N-2 (No. 33-52302) filed with the Commission on October 23, 1992.

   10.5 1991 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form N-2 (No. 33-69610) filed with the Commission on September
29, 1993.

   10.6 Purchase and Settlement Agreement, dated as of April 8, 1994, by and among ServiceMax, ServiceMax Tire and Auto Centers of Michigan, Inc., the Company, Stephen A. Ollendorff, Orland Wolford, Bert Sager, Donald R. Nance, C. James Sabo, Richard A. Sabo and Robert L. Sabo - incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   10.7 Amendment No. 1 to Employment Agreement, dated as of January 17, 1996, by and between the Company and Stephen A. Ollendorff - incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

   10.8 Employment Agreement, dated as of January 17, 1996, by and between the Company and Edward N. Epstein - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1995.

   10.9 Amendment No. 1 to Employment Agreement, dated as of January 17, 1996, by and between the Company and Bert Sager - incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

   10.10  Amendment No. 1 to Employment Agreement, dated as of
January 17, 1996, by and between the Company and Larry V.
Unterbrink - incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1995.

   10.11 Employment Agreement, dated as of January 17, 1996, by and between the Company and Paula Berliner - incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1995.

   21    List of subsidiaries of the Company.

   23    Consent of Ernst & Young LLP, independent auditors.

   27    Financial Data Schedule.

   (b)  Reports on Form 8-K:

   On December 31, 1996, the Company filed with the Commission a Current Report on Form 8-K, dated December 30, 1996, reporting the receipt by the Company and a wholly-owned subsidiary of certain amounts from an unaffiliated third party with respect to certain claims in exchange for general releases.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          ACORN VENTURE CAPITAL CORPORATION
                           (Registrant)

Dated: April 1, 1997      By: Stephen A. Ollendorff
                             -------------------------------
                              Stephen A. Ollendorff
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                Title                       Date


Stephen A. Ollendorff    Chairman of the Board       April 1, 1997
-----------------------  and Chief Executive
Stephen A. Ollendorff    Officer (Principal
                         Executive Officer);
                         Secretary and Director

Bert Sager
-----------------------  Co-Chairman of the Board    April 1, 1997
Bert Sager               and Director

Edward N. Epstein
-----------------------  President and Chief         April 1, 1997
Edward N. Epstein        Operating Officer;
                         Director

Larry V. Unterbrink
------------------------ Treasurer (Principal        April 1, 1997
Larry V. Unterbrink      Financial and Accounting
                         Officer)

Paula Berliner
------------------------ Vice President and          April 1, 1997
Paula Berliner           Director

Mark Auerbach
------------------------ Director                    April 1, 1997
Mark Auerbach

Edward S. Croft III
------------------------ Director                    April 1, 1997
Edward S. Croft III

Paul C. Meyer
------------------------ Director                    April 1, 1997
Paul C. Meyer

Kenneth I. Sawyer
------------------------ Director                    April 1, 1997
Kenneth I. Sawyer

Joel J. Silver
------------------------ Director                    April 1, 1997
Joel J. Silver

                    Acorn Venture Capital Corporation
                          Financial Statements
        for the years ended December 31, 1996, 1995 and 1994

                        Table of Contents

                                                  Pages



     Report of Independent Accountants            F-1-F-1A


     Financial Statements:

          Balance Sheets                          F-2

          Statement of Operations                 F-3

          Statements of Changes in Net Assets     F-4

          Statements of Cash Flows                F-5-F-6

          Notes to Financial Statements           F-7-F-15

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Acorn Venture Capital Corporation:

We have audited the accompanying balance sheet of Acorn Venture Capital Corporation as of December 31, 1996 and 1995, and the related statements of operations, changes in net assets, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments by physical inspection or confirmation as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As explained in the notes to the financial statements, as of December 31, 1996 and 1995 the financial statements include securities valued at approximately $16,812,981 and $14,192,651, respectively, (comprising substantially all of net assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of value of such securities and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acorn Venture Capital Corporation as of December 31, 1996 and 1995, and the results of its operations, changes in its net assets, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
---------------------------
Coopers & Lybrand L.L.P.

Philadelphia, Pennsylvania
March 28, 1997

            Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Acorn Venture Capital Corporation

We have audited the accompanying statements of operations, changes in net assets and cash flows of Acorn Venture Capital Corporation for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1994, by correspondence with the custodian and broker, or verification by examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in net assets and cash flows of Acorn Venture Capital Corporation for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements as of December 31, 1994, include securities whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of value of such securities and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

                              Ernst & Young LLP
                              --------------------------
                              Ernst & Young LLP
Jacksonville, Florida
April 5, 1995
                                   F-1A

ACORN VENTURE CAPITAL CORPORATION
Balance Sheets
as of December 31, 1996 and 1995

                                                     1996              1995
Assets:
Investments at fair or market value:
     Investments in and advances to majority
          owned companies:
     Recticon Enterprises, Inc.(100% owned)       $13,900,000     $12,500,000
     Automotive Industries, Inc.(100% owned)        2,900,000       2,900,000
     ServiceMax Tire & Auto Centers, Inc.
          100% owned)                                       -               -
                                                  -----------     -----------
                                                  $16,800,000     $15,400,000

     Other common stocks and warrants                  12,981          12,981
     Certificate of deposit                           100,000               -
     U.S. Treasury bills                              250,341         199,093
                                                  -----------     -----------
          Total investments (cost of
          $13,122,865 and $13,104,617
          at December 31, 1996 and 1995,
          respectively)                            17,163,322      15,612,074

     Cash and cash equivalents                        951,782         383,563
     Receivable from affiliates                       458,093         100,000
     Other assets                                       4,555           6,183
                                                  -----------     -----------
          Total assets                             18,577,752      16,101,820

Liabilities:

     Accounts payable                                  36,445           4,392
     Notes payable to Recticon Enterprises, Inc.            -         760,000
     Capital contribution payable to
       Automotive Industries, Inc.                          -         460,330
     Payables to affiliates                           434,000          43,544
     Deferred income taxes                          1,962,619         650,000
                                                  -----------     -----------
          Net assets                              $16,144,688     $14,183,554
                                                  ===========     ===========

Net assets:

     Common Stock, par value $.01 per share
        -authorized 20,000,000 shares,
        issued 5,538,906 and 5,588,906 shares
        at December 31, 1996 and 1995 and
        outstanding 5,538,906 shares at
        December 31, 1996 and 1995,               $    55,389     $    55,889
     Additional paid-in capital                    14,090,156      14,128,656
     Treasury stock (50,000 shares in 1995)                 -         (39,000)

     Accumulated:
          Net investment income (losses)              274,607        (907,527)
          Net realized losses on investments         (886,921)       (911,921)
          Net unrealized accumulated appreciation
            of investments (net of taxes of
            $1,429,000 and $650,000 in 1996
            and 1995                                2,611,457       1,857,457
                                                  -----------     -----------
                                                    1,999,143          38,009
                                                  ===========     ===========
            Net assets applicable to
               outstanding common shares
               (equivalent to $2.91 per
               share in 1996 and $2.56 per
               share in 1995, based on out-
               standing common shares of
               5,538,906 and in 1996 and 1995)    $16,144,688     $14,183,554
                                                  ===========     ===========

The accompanying notes are an integral part of these financial statements.

ACORN VENTURE CAPITAL CORPORATION
Statements of Operations
for years ended December 31, 1996, 1995 and 1994

                                          1996           1995          1994

Investment income:
   Interest, including interest
     on notes from majority owned
     companies of $67,740 (1995),
     and $24,261 (1994)               $    15,062   $   101,312    $   126,091
   Dividends from majority owned
     companies                            661,600       447,500         75,000
   Consulting and management fees
     from majority owned companies        600,000       182,500         96,875
   Other Income                           752,500        10,000              -
                                      -----------   -----------    -----------
                                        2,029,162       741,312        297,966
                                      -----------   -----------    -----------
Expenses:
   Compensation                           552,842       374,542        369,723
   Consulting fees                         12,568       262,565         95,723
   Legal and accounting                   162,812        71,809        127,184
   Registration fees                       13,545        13,501         16,286
   Interest and other                     105,261       156,048         60,472
                                      -----------   -----------    -----------
                                          847,028       878,465        669,388
                                      -----------   -----------    -----------
Net investment income (loss)            1,182,134      (137,153)      (371,422)
                                      -----------   -----------    -----------

Realized and unrealized gains
  (losses) on investments:
   Realized gains (losses)
     from sales of investments             25,000       (89,061)    (1,120,496)
   Net change in unrealized
     appreciation (depreciation)
     of investments                     1,533,000     4,704,559     (2,313,464)
                                      -----------   -----------    -----------
Net realized and unrealized
  (losses) gains on investments         1,558,000     4,615,498     (3,433,960)
                                      -----------   -----------    -----------
Net increase (decrease) in net
  assets resulting from operations
  before income tax provision           2,740,134     4,478,345     (3,805,382)

Income tax provision                     (779,000)     (650,000)             -
                                      -----------   -----------    -----------
Net increase (decrease) in net
   assets resulting from
   operations                         $ 1,961,134   $ 3,828,345    $(3,805,382)
                                      ===========   ===========    ===========

Per-share amounts:
   Net investment income (loss)       $      0.21   $     (0.02)   $     (0.07)
   Net realized gains (losses)
      on investments                         0.00         (0.02)         (0.20)
   Net unrealized gains (losses)
      on investments                         0.28          0.84          (0.42)
   Income tax provision                     (0.14)        (0.11)          0.00
                                      -----------   -----------    -----------
                                      $      0.35   $      0.69    $     (0.69)
                                      ===========   ===========    ===========

Weighted average number of shares
  used in per-share computations        5,658,748     5,584,892      5,543,495
                                      ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

ACORN VENTURE CAPITAL CORPORATION
Statements of Changes in Net Assets
for years ended December 31, 1996, 1995 and 1994

                                         1996          1995          1994

Net investment income (loss)          $ 1,182,134   $  (137,153)   $  (371,422)
Net realized gains (losses)
   from sales of investments               25,000       (89,061)    (1,120,496)
Net change in unrealized
   appreciation (depreciation) of
   investments                          1,533,000    (4,704,559)    (2,313,464)
Income tax provision                     (779,000)     (650,000)             -
                                      -----------   -----------    -----------
Net increase (decrease) in net
   assets resulting from
   operations                           1,961,134     3,828,345     (3,805,382)
                                      -----------   -----------    -----------

Capital share transactions:
   Treasury stock (50,000 shares)               -       (39,000)             -
   Issuance of 175,000 shares
      of Common Stock in exchange
      for 5,810 shares of
      ServiceMax Tire & Auto
      Centers, Inc.                             -             -        444,500
                                      -----------   -----------    -----------
                                                -       (39,000)       444,500
                                      -----------   -----------    -----------

Net increase (decrease) in net
   assets                               1,961,134     3,789,345     (3,360,882)

Net assets at beginning of year        14,183,554    10,394,209     13,755,091
                                      -----------   -----------    -----------

Net assets at end of year             $16,144,688   $14,183,554    $10,394,209
                                      ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

ACORN VENTURE CAPITAL CORPORATION
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents for years ended December 31, 1996, 1995 and 1994

                                         1996          1995          1994
Cash flows from operating
  activities:
   Net (decrease) increase in
     net assets resulting from
     operations                       $ 1,961,134   $ 3,828,345    $(3,805,382)
   Adjustments to reconcile
      net (decrease) increase
      in net assets resulting
      from operations to net
      cash provided by (used in)
      operating activities:

      Change in unrealized depre-
       ciation (appreciation) of
       investments                     (1,533,000)   (4,704,559)     2,313,464
      (Gains) losses on sales
         of investments                   (25,000)       89,061      1,120,496
      Deferred income taxes             1,312,619       650,000              -
      Adjustment to ServiceMax
         cost basis for utilization
         of net operating losses          293,000             -              -
      Changes in operating
         assets and liabilities:
         Receivable from affiliates      (358,093)      (50,000)       475,454
         Interest receivable                    -             -        (34,354)
         Other assets                       1,628       131,881         67,532
         Accounts payable                  32,053        (1,508)         4,449
         Payables to affiliates           390,456        43,544              -
                                      -----------   -----------    -----------
           Net cash provided by
            (used in) operating
            activities                  2,074,797       (13,236)       141,659
                                      -----------   -----------    -----------

Cash flows from investing activities:
   Investment in Recticon
      Enterprises, Inc.                  (160,000)            -       (249,750)
   Investment in Automotive
      Industries, Inc.                   (460,330)     (217,005)             -
   Investment in ServiceMax Tire
      & Auto Centers, Inc.                      -    (1,200,000)      (778,182)
   Investment in Data Access
      Systems, Inc. (AVCC)                      -             -        (25,000)
   Investment in Madison Avenue
      Propulsion Corporation                    -             -       (412,400)
   Proceeds from sale of investment
      in Madison Avenue Propulsion
      Corporation                               -       388,555              -
   Purchases of common stock                    -             -       (200,100)
   Proceeds from sales of common
      stock                                     -             -        314,957
   Purchase (redemption) of
      convertible debentures                    -       100,000       (100,000)
   Collections on notes receivable         25,000        20,000         90,000
   Purchases of certificates of
      deposit                            (200,000)            -              -
   Redemption of certificates of
      deposit                             100,000       100,000      1,000,000
   Purchase of U.S. Treasury bills       (740,710)     (199,093)      (983,721)
   Proceeds from sales of U.S.
      Treasury bills                      689,462       593,691        400,000
   Purchase of equipment and other              -        (5,325)             -
                                      -----------   -----------    -----------
        Net cash used in
           investing activities          (746,578)     (419,177)      (944,196)
                                      -----------   -----------    -----------

Cash flows from financing activities:
   Proceeds from note payable to
      Recticon Enterprises, Inc.                -       760,000              -
   Payment on note payable to
      Recticon Enterprises, Inc.         (760,000)            -              -
                                      -----------   -----------    -----------
        Net cash provided by
         (used in) financing
         activities                      (760,000)      760,000              -
                                      -----------   -----------    -----------

Increase (decrease) in cash and
   cash equivalents                       568,219       327,587       (802,537)
Cash and cash equivalents at
   beginning of year                      383,563        55,976        858,513
                                      -----------   -----------    -----------
Cash and cash equivalents at
   end of year                        $   951,782   $   383,563    $    55,976
                                      ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

ACORN VENTURE CAPITAL CORPORATION
Statements of Cash Flows, Continued
for years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994

Supplemental cash flow information:

   Cash paid for taxes                $    38,000   $         -    $         -
                                      ===========   ===========    ===========
Non-cash investing activities:

   Sale of investment in Data Access
      Systems, Inc. in exchange for
      a note receivable from
      Proexe Corporation              $         -   $         -    $ 1,212,017
                                      ===========   ===========    ===========

   Purchase of an additional 5,810
      shares of ServiceMax Tire &
      Auto Center, Inc. in exchange
      for 175,000 shares of the
      Company's common stock          $         -   $         -    $   444,500
                                      ===========   ===========    ===========

   Sale of note receivable from
      Recticon Enterprises, Inc.
      in exchange for a restricted
      certificate of deposit          $         -   $         -    $   100,000
                                      ===========   ===========    ===========

   Capital contribution to
      Automotive Industries,
      Inc. approved in 1995 but
      paid in 1996                    $         -   $   460,330    $         -
                                      ===========   ===========    ===========

   Receipt of 50,000 shares of
      the Company's common stock
      for settlement of litigation
      with former management of
      ServiceMax Tire & Auto
      Centers, Inc.                   $         -   $    39,000    $         -
                                      ===========   ===========    ===========
   Sale of investment in Madison
      Avenue Propulsion Corporation
      common stock in exchange for
      a note receivable               $         -   $    50,000    $         -
                                      ===========   ===========    ===========

   Retirement of 50,000 of treasury
      stock received in settlement
      of litigation with former
      management of ServiceMax Tire
      & Auto Centers, Inc.            $    39,000   $         -    $         -
                                      ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

ACORN VENTURE CAPITAL CORPORATION
Notes to Financial Statements

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations - Acorn Venture Capital Corporation (the "Company") was incorporated under the laws of the State of Delaware on September 8, 1983. The Company is a nondiversified, closed-end management investment company and has filed with the Securities and Exchange Commission ("SEC") a notification of election to be treated as a "business development company" as that term is defined in the Investment Company Act of 1940, as amended. The Company's primary investment objective has been and continues to be, achievement of long-term capital appreciation of its assets, rather than current income, by making investments in, and providing managerial assistance to, emerging and established companies that management believes offer significant potential for growth.

Investments - The Company held three wholly owned subsidiaries during 1996 - Recticon Enterprises, Inc. (Recticon), Automotive Industries, Inc. (Automotive), ServiceMax Tire & Auto Centers, Inc. (ServiceMax) - which are neither investment companies nor business development companies. Accordingly, the accounts of such subsidiaries are not consolidated with those of the Company. Recticon manufactures monocrystalline silicon wafers which are used in the microelectronics industry. Automotive owns and operates full service automotive retail centers in northern Florida and southeast Georgia. ServiceMax operated tire and service facilities at gas station and convenience store locations in Michigan. ServiceMax closed its facilities in 1996.

The Company's investments in these wholly owned subsidiaries, notes receivable and other common stocks, warrants and convertible debentures are restricted investments and are valued at fair value as determined by the Board of Directors (see Notes 2, 3, and 4).

The net change in unrealized appreciation (depreciation) of investments, for the years ended December 31, 1996, 1995 and 1994 was $1,533,000, $4,704,559
and $(2,313,464), respectively, and includes gross unrealized appreciation of $1,533,000, $9,304,250 and $0, respectively, and gross unrealized depreciation of $0, $4,599,691 and $2,313,464, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of gains, income and expenses during the reporting period. Actual results could differ from those estimates, particularly with respect to the fair value determination of investments. Due to the inherent uncertainty of the valuation of investments, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Income Taxes - The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company files a consolidated federal income tax return with its three wholly owned subsidiaries.

----------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Under the Company's tax sharing agreement with its three wholly owned subsidiaries, the subsidiaries are required to pay Acorn an amount equivalent to the federal income taxes that would have been paid if the subsidiaries filed separate federal income tax returns.

Cash and Cash Equivalents - For the purpose of the statements of cash flows, the Company considers cash and liquid investments including certificates of deposits with original maturities of three months or less to be cash and cash equivalents.

Per Share Amounts - Per share amounts are computed using the weighted average number of shares of common stock and common stock equivalents outstanding in each year. Common stock equivalents consist of stock options.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has determined its earnings per share based on APB Opinion No. 15 and has not yet determined the impact of implementing SFAS No. 128.

2.   INVESTMENTS IN AND ADVANCES TO MAJORITY OWNED COMPANIES:

The Company's wholly owned investments are valued at fair value by the Board of Directors as these investments are not readily marketable. In determining fair value, the Board of Directors considers a number of factors which influence the value of the Company's investments, including current and expected future operating performance, industry and general market and economic trends, the competitive marketplace and other factors. A summary of the Company's wholly owned investments at December 31, 1996 and 1995, is as follows:

RECTICON ENTERPRISES, INC.
                                              Value December 31
Number of     Type of Issue and              --------------------
 Shares        Name of Issuer                1996        1995
---------  ----------------------------   -----------  -----------
100        Common stock, Recticon
           Enterprises, Inc., 100%
           owned (86.1% and 88.1% of
           net assets at December 31,
           1995 and 1995, respectively)   $13,900,000  $12,500,000
                                          ===========  ===========

During the year ended December 31, 1996, the Company made capital contributions to Recticon totaling $160,000. Recticon paid the Company dividends of $400,000 during 1996. Also during 1996, Recticon paid the Company $918,619 for utilization of net operating loss carryforwards, of which the Company has established a payable of $53,267 to Automotive for utilization of Automotive's net operating loss carryforwards. During 1995, Recticon advanced funds and issued a promissory note to the Company in the amount of $760,000, accruing interest at 10-1/4% and due July 15, 1997, which was repaid in 1996. The accrued interest on this promissory note was forgiven. Recticon paid the Company management fees totaling $600,000, $195,000 and $62,500 during 1996, 1995 and 1994. As of December 31, 1996, the Company has guaranteed a $750,000 line of credit and term loan with an outstanding balance of $484,246 at December 31, 1996 obtained by Recticon.

----------------------------------------

2.   INVESTMENTS IN AND ADVANCES TO MAJORITY OWNED COMPANIES,
     CONTINUED

The Board of Directors approved increases in the valuation of the investment in Recticon from $3,195,750 at December 31, 1994 to $12,500,000 at December 31, 1995 to $13,900,000 at December 31, 1996. Cost at December 31, 1996 and
1995 amounted to $3,355,750 and $3,195,750, respectively.

The following selected financial data of Recticon has been derived from the audited (by other auditors) financial statements as of December 31, 1996 and 1995.

                                    Year Ended December 31
                                   -------------------------
                                     1996            1995
                                   -------------------------
Statement of Operations Data

     Total net sales               $ 9,842,345    $ 6,491,505
     Total cost of goods sold        6,163,131      4,670,714
                                   -----------    ------------
     Gross margin                    3,679,214      1,820,791

     Operating expenses              1,250,587        835,525
     Management fees to parent
       company                         600,000        195,000
     Income taxes                      746,674        367,936
                                   -----------    ------------
     Net Income                    $ 1,081,953    $   422,330
                                   ===========    ============
Balance Sheet Data

     Total assets                  $ 5,977,167    $ 5,785,929
                                   ===========    ============

     Total liabilities             $ 3,643,883    $ 4,294,598
     Stockholders' equity            2,333,284      1,491,331
                                   -----------    ------------
                                   $ 5,977,167    $ 5,785,929
                                   ===========    ============

AUTOMOTIVE INDUSTRIES, INC.

                                              Value December 31
Number of     Type of Issue and              --------------------
 Shares        Name of Issuer                1996        1995
---------  ----------------------------   -----------  -----------
  142      Common stock, Automotive
           Industries, Inc., 100% owned
           (18.0% and 20.4% of net
           assets at December 31, 1996
           and 1995, respectively)        $ 2,900,000  $ 2,900,000
                                          ===========  ===========

At December 31, 1996 and 1995, the Board of Directors valued the investment in Automotive at $2,900,000. Cost at December 31, 1996 and 1995 amounted to $3,577,335.

During 1996, 1995 and 1994, Automotive declared and paid dividends totaling $261,600, $447,500 and $75,000. The Company's Board of Directors approved capital contributions of $677,335 for 1995 which was recorded as an unrealized loss in 1995 due to poor operating performance of Automotive in 1995. Of this contribution, $460,330 was paid in 1996.

----------------------------------------

2.   INVESTMENTS IN AND ADVANCES TO MAJORITY OWNED COMPANIES,
     CONTINUED

Subsequent to year-end, the Company received $1,075,000 from Automotive. This amount was comprised of $475,000 management fees and a $600,000 note payable to Automotive at 8% interest with the principal due on December 31, 1997.

The Company also guarantees a $900,000 note payable to a supplier of Automotive.

The following selected financial data of Automotive has been derived from its 1996 and 1995 financial statements.

                                   (Unaudited)              (Audited)
                                      1996                    1995
                                   ----------              -----------
Statement of Operations Data

     Total net sales               $20,680,735             $19,307,943
     Total cost of goods sold        9,682,801               8,657,925
                                   ------------            -----------
     Gross margin                   10,997,934              10,650,018

     Other Income                      759,590                  75,475
     Total expenses                (11,484,005)            (12,314,179)
     Income tax) benefit               434,000                  83,000
                                   ------------            -----------

     Net income (loss)             $   707,519             $(1,505,686)
                                   ============            ===========

Balance Sheet Data

     Total assets                  $ 7,101,664             $ 6,230,129
                                   ============            ===========

     Total current liabilities     $ 3,063,296             $ 3,282,838
     Long term debt                  2,013,067               1,367,892
     Stockholders' equity            2,025,301               1,579,399
                                   ------------            -----------
                                   $ 7,101,664             $ 6,230,129
                                   ============            ===========

During 1995, Automotive wrote off approximately $1.4 million of notes receivable and advances to ServiceMax that were deemed uncollectible, of which $997,500 was collected in 1996 as a result of a settlement with a third party by ServiceMax. An audit of Automotive's 1996 financial statements is currently in progress.


SERVICEMAX TIRE & AUTO CENTERS, INC.

The Company has 23,210 shares of common stock of ServiceMax with an accumulated cost of $5,185,503 and $5,619,503 as of December 31, 1996 and 1995.

During 1995, the Company made additional capital contributions of $1,200,000. As of December 31, 1996 and 1995, the Board of Directors valued its investment in ServiceMax at zero, due to continued operating losses and a significant liability. During 1996, the operations of ServiceMax were closed.

----------------------------------------

2.   INVESTMENTS IN AND ADVANCES TO MAJORITY OWNED COMPANIES,
     CONTINUED

During 1996, $1,750,000 was received from a third party with respect to certain claims in exchange for general releases, of which $752,500 was remitted directly to the Company and is recorded as other income in the accompanying statements of operations. The remaining balance of $997,500 was remitted to Automotive in settlement of outstanding liens and payables.

3.   NOTES RECEIVABLE:

The Company held a $500,000 note receivable from Digital Products Corporation which the Board of Directors valued at zero at December 31, 1996 and 1995.
In connection with the Company's note, the Company held 750,000 restricted warrants which expired during 1996.

4.   OTHER COMMON STOCK AND WARRANTS:

  Number of Shares
    December 31                                         Value December 31,
----------------------  Type of Issue and             ---------------------
  1996        1995      Name of Issuer                  1996        1995
----------  ----------  ----------------------------  ---------- ----------
                        Common stock-restricted:

 49,565        49,565   Amerinex Artificial
                        Intelligence, Inc.            $  9,913   $  9,913

     24            24   Cardiac Control Systems,
                           Inc.                             68         68

                        Warrants-restricted:

 30,000        30,000   Aqua Care Systems, Inc.
                         each entitling the
                         holders to purchase
                         1 common share at
                         $3 per share, exer-
                         cisable through April
                         17, 1997                        3,000      3,000

      -       750,000   Digital Products
                         Corporation, each
                         entitling the holder
                         to purchase 1 common
                         share at $2.00 per
                         share through November
                         22, 1996                            -          -
                                                      --------   --------

                        (.08% and .09% of net
                         assets at December 31,
                         1996 and 1995,
                         respectively)                $ 12,981   $ 12,981
                                                      ========   ========

The investment in Amerinex Artificial Intelligence, Inc. ("AAII") is restricted as to sale. The Company held shares at December 31, 1996 and 1995 which the Board of Directors valued at $.20 per share or $9,913. There is no quoted market for AAII stock, and it has not paid any cash dividends. The investment in Cardiac Control Systems, Inc. was received in connection with the redemption of a convertible debenture in April 1995.

----------------------------------------

5.   CERTIFICATE OF DEPOSIT:

The certificate of deposit for $100,000 has an interest rate of 4.85%, matures on May 12, 1997 and represents .62% of net assets at December 31, 1996.

6.   U.S. TREASURY BILLS:

                                             Value December 31
 Face         Type of Issue and            --------------------
 Value         Name of Issuer                1996        1995
---------  ----------------------------   -----------  -----------
$ 200,000  U.S. Treasury bill, 5.51% due
           February 8, 1996               $       -     $ 199,093
  250,000  U.S. Treasury bill, 5.05% due
           March 27, 1997                   250,341             -
                                          ---------     ---------
             Total U.S. Treasury Bills
              (1.5% and 1.4% of net
              assets at December 31,
              1996 and 1995)              $ 250,341     $ 199,093
                                          =========     =========

7.   INCOME TAXES:

The income tax provision for 1996 and 1995 is a follows:


                                               1996          1995
     Current:
          Federal                            $   293,000   $         -
          State                                        -             -
                                             ------------  ------------
                                                 293,000             -

     Deferred:
          Federal                                429,000       574,000
          State                                   57,000        76,000
                                             ------------  ------------
                                                 486,000       650,000
                                             ------------  ------------

          Total                              $   779,000   $   650,000
                                             ============  ============

There was no income tax provision for 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets recognized must be reduced by a valuation allowance to the extent it is more likely than not the benefits may not be realized. As of December 31, 1996 and 1995, the significant components of the Company's deferred income taxes are as follows:

                                                 1996         1995
     Deferred tax assets (liabilities)
          Net operating loss carryforwards   $   294,000   $   507,000
          Unrealized appreciation on
            investments                       (2,256,619)   (1,157,000)
                                             ------------  ------------
               Total deferred tax assets
                 (liabilities)                (1,962,619)     (650,000)
                                             ============  ============

The Company files a consolidated tax return with its wholly owned subsidiaries. For income tax purposes, at December 31, 1996, the Company had a separate company net operating loss carryforwards of approximately $763,000 that begins to expire in 2006.

----------------------------------------
The Company files a consolidated tax return with its wholly owned subsidiaries.

The reason for the differences between the provision for income taxes and the amount which results from applying the federal statutory tax rate to income
(loss) before income taxes are as follows:


                                              Year Ended December 31
                                     ------------------------------------
                                         1996           1995          1994
  Income tax (benefit) expense
    at statutory rate                $   932,000   $ 1,570,000    $(1,293,830)
  Reversal of valuation allowance              -    (1,396,000)             -
  Limitations on recognition of
    deferred taxes relating to
    net unrealized and net
    operating losses                           -             -      1,293,830
  State income taxes and other          (153,000)      476,000              -
                                     ------------  -----------    ------------
                                     $   779,000   $   650,000    $         -
                                     ============  ===========   =============

8.   COMMON STOCK:

The following is a summary of the common stock transactions of the Company.

                           Common Stock      Additional
                       --------------------    Paid-in   Treasury
                         Shares    Amount      Capital     Stock      Total
                       ---------  --------  -----------  --------  -----------
Balance of December
  31, 1993             5,413,906  $ 54,139  $13,685,906  $      -  $13,740,045

Issuance of common
  stock at the
  Company's net
  asset value per
  share of $2.54 in
  exchange for 5,810
  shares of ServiceMax
  Tire & Auto Centers,
  Inc.                   175,000     1,750      442,750         -      444,500
                       ---------  --------  -----------  --------  ------------

Balance at December
  31, 1994             5,588,906    55,889   14,128,656         -   14,184,545

Receipt of 50,000
  shares per settle-
  ment agreement with
  former management
  of ServiceMax Tire
  & Auto Centers,
  Inc.                         -         -            -   (39,000)     (39,000)
                       ---------  --------  -----------  --------- ------------

Balance at December
  31, 1995             5,588,906    55,889   14,128,656   (39,000)  14,145,545

Retirement of 50,000
  shares of treasury
  stock                  (50,000)     (500)     (38,500)   39,000            -
                       ---------  --------  -----------  --------- ------------

Balance at December
 31, 1996              5,538,906  $ 55,389  $14,090,156  $     -   $14,145,545
                       ========== ========  ===========  ========= ============

----------------------------------------

9. RELATED PARTY TRANSACTIONS:

During 1996, 1995 and 1994, the Company paid a law firm, of which the Company's co-chairman is of counsel, $37,618, $27,692 and $74,838, respectively, for services rendered including reimbursement of expenses.

The president of Automotive was a vice president of the Company through December 1995. The vice president is also a shareholder of the Company. During 1995 and 1994 this vice president received an annual salary of $216,000 and $214,000, respectively, from Automotive.

The president of Recticon was a vice president of the Company. The vice president is also a shareholder of the Company through December 1995. During 1995 and 1994 this vice president received an aggregate annual salary of $171,000, and $194,000, respectively, from Recticon and Data Access Systems, Inc., a former investee, but received no compensation from the Company.

10.     STOCK OPTIONS:

The Company has issued stock options to various officers of the Company. The stock options were issued at fair market value as of the date of grant and have a term of ten years from date of grant. The following is a summary of the stock options outstanding:

                         1996                1995                 1994
                   ------------------   ------------------   ------------------
                            Weighted             Weighted             Weighted
                            Average              Average              Average
                            Exercise             Exercise             Exercise
                   Shares    Price      Shares    Price      Shares    Price
                   -------  ---------   -------  ---------   -------  ---------
Outstanding at
  beginning of
  period           900,000  $    1.85   790,000  $    2.11   640,000  $    2.34

  Granted                -          -   150,000       0.88   150,000       1.16

  Cancelled              -          -   (40,000)      3.38         -          -
                   -------  ---------   -------- ---------   -------  ---------
Outstanding at
  end of period    900,000  $    1.85   900,000  $    1.85   790,000  $    2.11
                   =======  =========   ======== =========   =======  =========
Options
  exercisable at
  end of period    800,000  $    1.94   700,000  $    2.09   640,000  $    2.34
                   =======              =======              =======

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                       Options Outstanding               Options Exercisable
              --------------------------------------   -----------------------
                              Weighted     Weighted                  Weighted
 Range of                     Remaining    Average                   Average
 Exercise                    Contractual   Exercise       Shares     Exercise
   Price          Shares        Life        Price        (in 000)      Price
-----------   -------------  -----------  ----------   -----------  ----------
$0.88-$1.16      300,000      8 years     $     1.02     200,000    $     0.95
$1.84-$2.00      450,000      6 years           1.09     450,000          1.90
$3.38            150,000      5 years           3.38     150,000          3.38
                 -------                                 -------
Total            900,000      7 years           1.85     800,000          1.94
                 =======                                 =======

The Company applies APB Opinion 25 and related interpretations in accounting for the option plan. Accordingly, no compensation cost has been recognized. The compensation cost that would have been recognized based on the estimated fair value at the grant rates consistent with the method of SFAS Statement No. 123 "Accounting for Stock-Based Compensation" was immaterial.

Effective November 2, 1994, the Board of Directors amended the outstanding option agreements whereby each outstanding option can be exercised at the fair value of the Company's common stock on November 22, 1994, ($0.5625 per share), if a "change in control" of the Company, as defined in the option agreements, occurs. Assuming these shares were exercised, the earnings per share at December 31, 1996 would have been $.32 per share.

As of December 31, 1996 no options had been exercised.

12.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK:

Financial instruments of the Company include investments and cash and cash equivalents which are reported in the 1996 financial statement at their estimated fair value.

Financial instruments that subject the Company to concentrations of credit risk are cash and cash equivalents, as well as indirectly the assets and liabilities of the Company's majority owned companies. In management's opinion, there are no significant concentrations of credit risk at December 31, 1996.

The Company's investment in Recticon represents approximately 82% of total investments held as of December 31, 1996. In addition, approximately 34% of Recticon sales is attributable to three customers.