Form 10QSB
period 1997-03-31
ACORN VENTURE CAPITAL CORP
filed 1997-05-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     March 31, 1997
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                   Commission File No.  814-29

                ACORN VENTURE CAPITAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                        59-2332857
-------------------------------       -----------------------
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization)              cation No.)

7020 A.C. Skinner Parkway, Jacksonville, Florida     32256
-------------------------------------------------------------
(Address of principal executive offices)           (Zip code)


Issuer's telephone number, including area code (904) 296-1760
                                               --------------
                              N/A
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X          No
               ----------         ----------
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,538,906 shares of common stock, $.01 par value, as of May 14, 1997.

                     Acorn Venture Capital Corporation

                     Condensed Interim Balance Sheets
                                (Unaudited)


                                                  March 31,    December 31,
                                                     1997           1996
                                                ---------------------------
                                                 (Unaudited)    (Note 1)

Assets:
Investments at market or fair value:
  Investment in Recticon Enterprises, Inc.
   (100% owned)                                  $13,900,000   $13,900,000
  Investment in Automotive Industries, Inc.
   (100% owned)                                    2,450,000     2,900,000
  Investment in ServiceMax Tire & Auto
   Centers, Inc. (100.0% owned)                            0             0
                                                 --------------------------
                                                  16,350,000    16,800,000

  Other common stock and warrants                     12,981        12,981
  Certificate of Deposit                             100,000       100,000
  Investments in U.S. Treasury bills                 718,723       250,341
                                                 --------------------------
 Total investments (cost $13,594,345 and
  $13,122,865 at March 31, 1997 and
  December 31, 1996, respectively)                17,181,704    17,163,322

 Cash and cash equivalents                         1,561,537       951,782
 Receivables from affiliates                         467,563       458,093
 Other assets                                          4,148         4,555
                                                 --------------------------
  Total assets                                    19,214,952    18,577,752

 Liabilities:
  Accounts payable                                     4,000        36,445
  Payables to affiliates                             570,000       434,000
  Deferred income taxes                            2,461,619     1,962,619
                                                 --------------------------
   Net assets                                    $16,179,333   $16,144,688
                                                 ==========================



Net Assets:
  Common Stock, par value $.01 per share -
   authorized 20,000,000 shares, issued
   5,538,906 at March 31, 1997, and
   5,538,906 at December 31, 1996                $    55,389   $    55,389
  Additional paid-in capital                      14,090,156    14,090,156

Accumulated:
  Net operating losses                             1,135,252       274,607
  Net realized losses on investments                (781,921)     (886,921)
  Net unrealized appreciation of
   investments (net of deferred
   income taxes of $1,906,902 and
   $1,429,000 at March 31, 1997 and
   December 31, 1996)                              1,680,457     2,611,457
                                                 --------------------------
                                                   2,033,788     1,999,143
                                                 --------------------------

Net assets applicable to outstanding
 common shares (equivalent to $2.92
 per share in 1997 and $2.91 per share
 in 1996, based on outstanding common
 shares of 5,538,906 in 1997 and 1996)           $16,179,333   $16,144,688
                                                 ==========================

See accompanying notes.

                     Acorn Venture Capital Corporation

                Condensed Interim Statements of Operations
                                (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                   1997             1996
                                                ---------------------------

Investment Income:
 Interest                                        $   18,494    $    4,226
 Dividends from affiliates                          434,000       302,500
 Consulting and management fee
  income from affiliates                            593,500       150,000
                                                 -----------   ----------
                                                  1,045,994       456,726
                                                 -----------   ----------

Expenses:
 Consulting fees                                      2,641         4,642
 Compensation                                       104,101       131,653
 Legal and accounting                                42,478        35,004
 Payroll taxes                                       10,001         9,874
 Registration and exchange                            5,925         5,413
 Director fees                                        5,000         6,500
 Other                                               15,203        28,247
                                                 -----------   ----------
                                                    185,349       221,333
                                                 -----------   ----------

Net investment income                               860,645       235,393
                                                 -----------   ----------

Realized and unrealized gains (losses)
 on investments:
   Realized gains from sales
    of investments                                  105,000             0
   Net change in unrealized appreciation
    (depreciation) of investments                  (450,000)            0
                                                 -----------   ----------
Net realized and unrealized gains
 (losses) on investments                           (345,000)            0
                                                 -----------   ----------
Net increase in net assets
 resulting from operations before
 income tax provision                               515,645       235,393

Income tax provision                               (481,000)       50,000
                                                 -----------   ----------
Net increase in net assets resulting
 from operations                                 $   34,645    $  285,393
                                                 ===========   ==========

Per share amounts:
 Net investment income                                $0.15         $0.04
 Net realized gains on investments                    $0.02         $0.00
 Net unrealized gains (losses) on investments        ($0.08)        $0.00
 Income tax provision                                ($0.08)        $0.01
                                                 -----------   ----------
                                                      $0.01         $0.05
                                                 ===========   ==========

Weighted average number of shares
 in per share computation                         5,665,253     5,566,427
                                                 ===========   ==========

See accompanying notes.

                   Acorn Venture Capital Corporation

         Condensed Interim Statements of Changes in Net Assets
                              (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                 1997          1996
                                             ---------------------------
Net investment income                        $   860,645    $   235,393
Net realized gains on investments                105,000              -
Net increase in unrealized appreciation
 (depreciation) of investments                  (450,000)             -
Income tax provision                            (481,000)        50,000
                                             ------------   ------------

Net increase (decrease) in assets
 resulting from operations                        34,645        285,393
Net assets at beginning of period             16,144,688     14,183,554
                                             ------------   ------------
Net assets at end of period                  $16,179,333    $14,468,947
                                             ============   ============

See accompanying notes.

                   Acorn Venture Capital Corporation

              Condensed Interim Statements of Cash Flows
                              (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                 1997          1996
                                             ---------------------------
Net cash provided by operating
 activities                                  $   511,236    $   227,983
                                             ------------   ------------
Investing activities:
Investment in Automotive Industries, Inc.              -       (460,330)
Purchase of U.S. Treasury bill                  (471,481)      (197,584)
Redemption of U.S. Treasury bill                       -        200,000
                                             ------------   ------------
Net cash used in investing activities           (471,481)      (457,914)
                                             ------------   ------------
Financing activities:
Proceeds from note payable to
 Automotive Industries, Inc.                     600,000              -
Payment on note payable to Automotive
 Industries, Inc.                                (30,000)             -
                                             ------------   ------------
Net cash provided by financing activities        570,000              -
                                             ------------   ------------

Increase in cash and cash equivalents            609,755       (229,931)
Cash and cash equivalents at beginning
 of period                                       951,782        383,563
                                             ------------   ------------
Cash and cash equivalents at end of period   $ 1,561,537    $   153,632
                                             ============   ============

See accompanying notes.

                   Acorn Venture Capital Corporation

                 Notes to Condensed Interim Financial
                        Statements (Unaudited)

                            March 31, 1997


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may
be expected for the year ending December 31, 1997.   For further information,
refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2. Investments in and Advances to Majority Owned Companies

The Company's wholly owned investments are valued at fair value by the Board of Directors as these investments are not readily marketable. In determining fair value, the Board of Directors considers a number of factors which influence the value of the Company's investments, including current and expected future operating performance, industry and general market and economic trends, the competitive marketplace and other factors. A summary of the Company's wholly owned investments at March 31, 1997 is as follows:

Number
of
Shares    Type of Issue and Name of User            Cost        Value
-----------------------------------------------------------------------------
100    Common stock, Recticon Enterprises, Inc.
         100% owned.                             $3,195,750   $13,900,000

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

As of March 31, 1997, the Board of Directors maintained the valuation of Recticon at $13,900,000.

During the quarter ended March 31, 1997, Recticon paid the Company management fees totaling $118,500, and payroll expense paid to the Chairman of the Company of $30,000.

The following selected financial data of Recticon has been derived from unaudited financial statements provided by Recticon. The financial information is of March 31, 1997 and March 31, 1996.

                                             Three months ended
                                                  March 31,
Income Statement Data:                       1997         1996
                                        --------------------------
                                                (Unaudited)

Net Sales                                $1,990,805    $2,438,045
Cost of goods sold                        1,387,818     1,488,258
                                         ----------    ----------
Gross margin                                602,987       949,787

Operating Expense                           236,059       240,224
                                         ----------    ----------
Net income before management
  fees and income tax                    $  366,928    $  709,563
                                         ==========    ==========

Note: Above figures do not include management fees of $148,500 and income tax provision of $87,889 for the quarter ended March 31, 1997, and management fees of $105,000 and income tax provision of $201,778 for the quarter ended March 31, 1996.


                                           As of March 31,
 Balance Sheet Data:                      1997        1996
                                        ---------------------
                                            (Unaudited)
Total assets                            $5,937,178  $7,602,747
                                        ==========  ==========
Total liabilities                        3,473,354   5,694,022
Stockholders equity                      2,463,824   1,908,725
                                        ----------  ----------
                                        $5,937,178  $7,602,747
                                        ==========  ==========


Number
of
Shares  Type of Issue and Name of User     Cost        Value
----------------------------------------------------------------------

142    Common stock, Automotive
       Industries, Inc., 100% owned.
                                        $3,577,335   $2,450,000

Automotive, a wholly-owned Delaware corporation, located in Jacksonville, Florida, operates 28 full-service automotive retail centers principally in Florida and Georgia under the names of Jim Martin Tire, Wall Tire Distributors and Mott Tire.

The Company has guaranteed the repayment by Automotive of a $900,000 loan to Automotive pursuant to loan agreement and supply agreement with a tire distributor.

During the quarter ended March 31, 1997, the Company received $1,075,000 from Automotive, which amount was comprised of $475,000 in management fees and a $600,000 note payable to Automotive. In addition, a dividend of $434,000 was declared to the Company to eliminate an Income Tax Benefit receivable.

As of March 31, 1997, the Board of Directors has reduced the valuation of Automotive to $2,450,000 due to the dividend received of $434,000 referred to above.

The following selected financial data of Automotive has been derived from unaudited financial statements as of March 31, 1997 and March 31, 1996.

                                                 Three months ended
                                                      March 31,
Income Statement Data:                            1997         1996
                                              --------------------------
                                                      (Unaudited)

Net Sales                                     $4,560,293    $4,896,162
Cost of goods sold                             2,004,124     2,179,507
                                              -----------   -----------
Gross margin                                  $2,536,169    $2,716,655

Operating expense                             $2,598,327    $2,763,272
                                              -----------   -----------
Net loss before management fee                ($  62,158)   ($  46,617)
                                              ===========   ===========

Note: Above figures do not include a management fee of $475,000 for the quarter ended March 31, 1997.


 Balance Sheet Data:                                      As of March 31,
                                                         1997        1996
                                                      ---------------------
                                                           (Unaudited)
Total assets                                         $ 6,040,023   $ 7,316,068
                                                     ===========   ===========

Total current liabilities                            $ 2,976,574   $ 3,083,128
Total long term debt                                   2,170,025     1,250,000
Stockholders' equity                                     893,424     2,982,940
                                                     -----------   -----------
                                                     $ 6,040,023   $ 7,316,068
                                                     ===========   ===========


Investments in Common Stock, Warrants, and Notes Receivable

Number
of
Shares  Type of Issue and Name of User         Cost        Value
--------------------------------------------------------------------
          Common stocks - Restricted:

 49,565   Amerinex Artificial
          Intelligence, Inc.                 $ 12,040      $  9,913

     24   Cardiac Control
          Systems, Inc.                            68            68

          Common stock warrants - Restricted:

 30,000   Aqua Care Systems,
          Inc., each entitling
          the holder to purchase
          one (1) common share
          at $3 per share, exer-
          cisable through April 17,
          1997.                                 3,000          3,000


                                             --------       --------
                                             $ 15,108       $ 12,981
                                             ========       ========


Face
Value  Type of Issue and Name of Issuer        Cost           Value
-------------------------------------------------------------------------

           Notes receivable - Restricted

$500,000   Note receivable from
           Digital Products Cor-
           poration, 10%, sub-
           ordinated convertible
           note, principal due on
           November 22, 1996;
           interest due semi-
           annually commencing
           May 22, 1994.                     $500,000      $      0
                                             --------      --------
                                             $500,000      $      0
                                             ========      ========
3.   Earnings Per Share

Per share amounts for the three months ended March 31, 1997 and 1996, are based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15.

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

Statement No. 128 replaces the current EPS presentation with dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the periods ended March 31, 1997 and 1996, there would have been no change from the EPS presented in the condensed Interim Statement of Operations and Basic EPS and diluted EPS.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of March 31, 1997, the Company had cash and cash equivalents of $1,561,537, a Certificate of Deposit for $100,000, and United States Treasury Bills of $718,723, as compared to cash and cash equivalents of $951,782, a Certificate of Deposit for $100,000, and United States Treasury Bills of $250,341 at December 31, 1996. The increase in capital resources of $1,078,137 from December 31, 1996, was primarily the result of a loan from an affiliate, and management fee income from affiliates. As of March 31, 1997, the Company had liabilities of $3,035,619 as compared to liabilities of $2,433,064 at December 31, 1996.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACORN VENTURE CAPITAL CORPORATION



Date: May 15, 1997       Larry V. Unterbrink
                         ----------------------------------
                         Larry V. Unterbrink, Treasurer
                         (Principal Financial and
                         Accounting Officer)


                         Stephen A. Ollendorff
                         ----------------------------------
                         Stephen A. Ollendorff,
                         Chairman, Chief Executive Officer,
                           and Secretary