Form 10QSB
period 1997-06-30
ACORN VENTURE CAPITAL CORP
filed 1997-08-19
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     June 30, 1997
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                   Commission File No.  814-29

                ACORN VENTURE CAPITAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                        59-2332857
-------------------------------       -----------------------
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization)              cation No.)

100 Park Avenue, 23rd Floor, New York, New York      10017
-------------------------------------------------------------
(Address of principal executive offices)           (Zip code)


Issuer's telephone number, including area code (212) 685-5654
                                               --------------
                              N/A
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X          No
               ----------         ----------
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,538,906 shares of common stock, $.01 par value, as of August 19, 1997.

                     Acorn Venture Capital Corporation

                     Condensed Interim Balance Sheets
                                (Unaudited)


                                                  June 30,      December 31,
                                                     1997           1996
                                                ---------------------------
                                                 (Unaudited)    (Note 1)
Assets:
Investments at market or fair value:
  Investment in Recticon Enterprises, Inc.
   (100% owned)                                  $13,900,000   $13,900,000
  Investment in Automotive Industries, Inc.
   (100% owned)                                    1,150,000     2,900,000
  Investment in ServiceMax Tire & Auto
   Centers, Inc. (100.0% owned)                            0             0
                                                 --------------------------
                                                  15,050,000    16,800,000

  Other common stock and warrants                     12,981        12,981
  Certificate of Deposit                             100,000       100,000
  Investments in U.S. Treasury bills               1,469,956       250,341
  Cash balance at Broker                                   6             0
                                                 --------------------------
 Total investments (cost $12,760,703 and
  $13,122,865 at June 30, 1997 and
  December 31, 1996, respectively)                16,632,943    17,163,322

 Cash and cash equivalents                         1,801,702       951,782
 Receivables from affiliates                         454,500       458,093
 Other assets                                          3,741         4,555
                                                 --------------------------
  Total assets                                    18,892,887    18,577,752

 Liabilities:
  Accounts payable                                    96,372        36,445
  Payables to affiliates                                   0       434,000
  Deferred income taxes                            2,111,619     1,962,619
                                                 --------------------------
   Net assets                                    $16,684,896   $16,144,688
                                                 ==========================



Net Assets:
  Common Stock, par value $.01 per share -
   authorized 20,000,000 shares, issued
   5,538,906 at June 30, 1997, and
   5,538,906 at December 31, 1996                $    55,389   $    55,389
  Additional paid-in capital                      14,090,156    14,090,156

Accumulated:
  Net investment income                            1,087,282       274,607
  Net realized losses on investments                (781,921)     (886,921)
  Net unrealized appreciation of
   investments (net of deferred
   income taxes of $1,556,902 and
   $1,429,000 at June 30, 1997 and
   December 31, 1996)                              2,233,989     2,611,457
                                                 --------------------------
                                                   2,539,350     1,999,143
                                                 --------------------------

Net assets applicable to outstanding
 common shares (equivalent to $3.01
 per share in 1997 and $2.91 per share
 in 1996, based on outstanding common
 shares of 5,538,906 in 1997 and 1996)           $16,684,896   $16,144,688
                                                 ==========================

See accompanying notes.

                     Acorn Venture Capital Corporation

                Condensed Interim Statements of Operations
                                (Unaudited)

                                      Three months ended   Six months ended
                                           June 30             June 30
                                      1997       1996      1997       1996
                                ----------------------------------------------

Investment Income:
 Interest                       $   12,657  $    2,357  $   30,935 $    6,583
 Dividends from affiliates               0     102,500     434,216    405,000
 Consulting and management fees
  from affiliated companies        148,500     150,000     742,000    300,000
                                ----------------------------------------------
                                   161,157     254,857   1,207,151    711,583
                                ----------------------------------------------
Expenses:
 Consulting fees                     2,642       2,642       5,284      7,284
 Compensation                      120,101     132,652     224,203    264,305
 Insurance                          41,080         -        44,080        -
 Legal and accounting               24,174       9,935      66,652     44,939
 Payroll taxes                       5,957         -        15,958        -
 Registration and exchange           1,753       1,712       7,678      7,125
 Director fees                       5,000         -        10,000        -
 Other                               8,421      92,424      20,623    137,045
                                ----------------------------------------------
                                   209,128     239,365     394,477    460,698

Net investment income              (47,970)     15,492     812,675    250,885
                                ----------------------------------------------
Realized and unrealized gains
 on investments:

Realized gains from sales
 of investments                          0           0     105,000          0

Net change in unrealized
 appreciation (depreciation)
 of investments                    203,531   2,500,000    (246,470) 2,500,000

                                ----------------------------------------------

Net realized and unrealized
 gains (losses) on investments     203,531   2,500,000    (141,470) 2,500,000
                                ----------------------------------------------
Net increase in net
 assets resulting from
 operations before income
 tax provision                     155,560   2,515,492     671,205  2,750,885

Income tax provision               350,000    (780,000)   (131,000)  (730,000)
                               ----------------------------------------------
Net increase in net
 assets resulting from
 operations                    $  505,560   $1,735,492  $  540,205 $2,020,885
                               ==============================================
Per-share amounts:
Net investment income              $0.008      $0.00       $0.143     $0.04
Net realized gains on
 investments                       $0.000      $0.00       $0.000     $0.00
Net unrealized gain (losses)
  on investments                   $0.036      $0.31       $0.025     $0.32
                               ----------------------------------------------
                                   $0.089      $0.31       $0.095     $0.37
                               ==============================================

Weighted average number of
 shares in per share
 computation                    5,665,253   5,538,906    5,665,253  5,596,780
                               ===============================================

See accompanying notes.

                   Acorn Venture Capital Corporation

         Condensed Interim Statements of Changes in Net Assets
                              (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                                 1997          1996
                                             ---------------------------
Net investment income                        $   812,675    $   250,885
Net realized gains on investments                105,000              0
Net increase in unrealized appreciation
 (depreciation) of investments                  (377,470)     1,770,000
                                             ------------   ------------

Net increase (decrease) in assets
 resulting from operations                       540,205      2,020,885
Net assets at beginning of period             16,144,688     14,183,554
                                             ------------   ------------
Net assets at end of period                  $16,684,893    $16,204,439
                                             ============   ============

See accompanying notes.

                   Acorn Venture Capital Corporation

              Condensed Interim Statements of Cash Flows
                              (Unaudited)

                                                  Six Months Ended
                                                     March 31,
                                                 1997          1996
                                             ---------------------------
Net cash provided by operating
 activities                                  $   732,345    $   260,025
                                             ------------   ------------
Investing activities:
Investment in Automotive Industries, Inc.      1,886,000       (460,330)
Purchase of U.S. Treasury bill                (1,198,425)      (444,419)
Redemption of U.S. Treasury bill                       0        398,466
Purchase of certificate of deposit                     0       (100,000)
                                             ------------   ------------

Financing activities:
Payment on note payable to Automotive
 Industries, Inc.                               (570,000)             -
                                             ------------   ------------
Net cash provided by financing activities        687,575       (606,283)
                                             ------------   ------------

Increase in cash and cash equivalents            849,920       (346,258)
Cash and cash equivalents at beginning
 of period                                       951,782        383,563
                                             ------------   ------------
Cash and cash equivalents at end of period   $ 1,801,702    $    37,305
                                             ============   ============

See accompanying notes.

                   Acorn Venture Capital Corporation

                 Notes to Condensed Interim Financial
                        Statements (Unaudited)

                            June 30, 1997


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997, are not necessarily indicative of the results that may be
expected for the year ending December 31, 1997.   For further information,
refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2. Investments in and Advances to Majority Owned Companies

The Company's wholly owned investments are valued at fair value by the Board of Directors as these investments are not readily marketable. In determining fair value, the Board of Directors considers a number of factors which influence the value of the Company's investments, including current and expected future operating performance, industry and general market and economic trends, the competitive marketplace and other factors. A summary of the Company's wholly owned investments at June 30, 1997 is as follows:

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

As of June 30, 1997, the Board of Directors maintained the valuation of Recticon at $13,900,000.

During the quarter ended June 30, 1997, Recticon paid the Company management fees totaling $148,500.

The following selected financial data of Recticon has been derived from unaudited financial statements provided by Recticon. The financial information is of June 30, 1997 and June 30, 1996.

                                   Three months ended     Six months ended
                                June 30,     June 30,    June 30,   June 30,

Income Statement Data:            1997         1996        1997       1996
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                       $1,968,914  $2,560,391  $3,959,719  $4,998,436
Cost of goods sold               1,332,267   1,460,320   2,720,086   2,948,578
                                ----------  ----------  ----------  ----------
Gross Profit                       636,647   1,100,071   1,239,633   2,049,858

Operating Expense                  231,822     260,070     467,881     500,294
                                ----------  ----------  ----------  ----------
Net income                         404,825     840,001     771,752   1,549,564
                                ----------  ----------  ----------  ----------

[Note: Above figures do not include taxes or management fees of $297,000 for the six months ended June 30, 1997 and $300,000 for the six months ended June
30, 1996.



                                           As of June 30,
 Balance Sheet Data:                      1997        1996
                                        ---------------------
                                            (Unaudited)
Total Assets                            $5,870,548  $7,653,296
                                        ==========  ==========
Total Current Liabilities                1,743,211   3,358,082
Total Long Term Debt*                    1,319,298   1,589,708
Stockholders Equity/Deficit              2,808,039   2,705,506
                                        ----------  ----------
Total Liabilities/Equity                $5,870,548  $7,653,296
                                        ==========  ==========

* Includes Deferred Income of $1,483,325 from Customer Supply Agreement for the period ending June 30, 1997 and $1,949,990 for the period ending June
     30, 1996.


     On March 26, 1997, a Petition for Involuntary Bankruptcy under Chapter 7 was filed in the U.S. Bankruptcy Court, Eastern District of Michigan on behalf of creditors of ServiceMax Tire and Auto Centers of Michigan, Inc. On May 21, 1997 an Order of Relief was issued by the Court.

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
                                             ========      ========
3.   Earnings Per Share

Per share amounts for the three months ended June 30, 1997 and 1996, are based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15.

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

Statement No. 128 replaces the current EPS presentation with dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the periods ended June 30, 1997 and 1996, there would have been no change from the EPS presented in the condensed Interim Statement of Operations and Basic EPS and diluted EPS.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of June 30, 1997, the Company had cash and cash equivalents of $1,801,702, a Certificate of Deposit for $100,000, and United States Treasury Bills of $1,469,956, as compared to cash and cash equivalents of $951,782, a Certificate of Deposit for $100,000, and United States Treasury Bills of $250,341 at December 31, 1996. The increase in capital resources of $2,072,486 from December 31, 1996, was primarily the result of the sale of the assets of Automotive Industries, Inc. As of June 30, 1997, the Company had liabilities of $2,557,991 as compared to liabilities of $2,433,064 at December 31, 1996.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No. 27 -- Financial Data Schedule

     (b)  Reports on Form 8-K:

     On June 9, 1997, the Company filed with the Commission a Current Report on Form 8-K, dated December 30, 1996, reporting the sale of the assets of its wholly-owned subsidiary.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACORN VENTURE CAPITAL CORPORATION



Date: August 19, 1997    Larry V. Unterbrink
                         ----------------------------------
                         Larry V. Unterbrink, Treasurer
                         (Principal Financial and
                         Accounting Officer)


                         Stephen A. Ollendorff
                         ----------------------------------
                         Stephen A. Ollendorff,
                         Chairman, Chief Executive Officer,
                           and Secretary