Form 10QSB
period 1997-09-30
ACORN HOLDING CORP
filed 1997-11-19
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   September 30, 1997
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                   Commission File No.  811-08469

                      ACORN HOLDING CORP.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                        59-2332857
-------------------------------       -----------------------
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization)              cation No.)

100 Park Avenue, 23rd Floor, New York, New York      10017
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
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,538,906 shares of common stock, $.01 par value, as of November 14, 1997.

                           Acorn Holding Corp.

                     Condensed Interim Balance Sheets
                                (Unaudited)


                                                September 30,  December 31,
                                                     1997           1996

                                                ---------------------------
                                                 (Unaudited)    (Note 1)
Assets:
Investments at market or fair value:
  Investment in Recticon Enterprises, Inc.
   (100% owned)                                  $13,900,000   $13,900,000
  Investment in Automotive Industries, Inc.
   (100% owned)                                      950,000     2,900,000
  Investment in ServiceMax Tire & Auto
   Centers, Inc. (100.0% owned)                            0             0
                                                 --------------------------
                                                  14,850,000    16,800,000

  Other common stock and warrants                      9,981        12,981
  Certificate of Deposit                                   0       100,000
  Investments in U.S. Treasury bills               1,442,430       250,341
                                                 --------------------------
 Total investments (cost $11,255,911 and
  $13,122,865 at September 30, 1997 and
  December 31, 1996, respectively)                16,302,411    17,163,322

 Cash and cash equivalents                         1,985,993       951,782
 Receivables from affiliates                         454,500       458,093
 Other assets                                         38,553         4,555
                                                 --------------------------
  Total assets                                    18,781,457    18,577,752

 Liabilities:
  Accounts payable                                    22,780        36,445
  Payables to affiliates                                   0       434,000
  Deferred income taxes                            1,839,857     1,962,619
                                                 --------------------------
   Net assets                                    $16,918,820   $16,144,688
                                                 ==========================

                                    -2-

                                                September 30,  December 31,
                                                     1997           1996

                                                ---------------------------
                                                 (Unaudited)    (Note 1)

Net Assets:
  Common Stock, par value $.01 per share -
   authorized 20,000,000 shares, issued
   5,538,906 at September 30, 1997, and
   5,538,906 at December 31, 1996                $    55,389   $    55,389
  Additional paid-in capital                      14,090,156    14,090,156

Accumulated:
  Net investment income                            1,040,151       274,607
  Net realized losses on investments                (784,921)     (886,921)
  Net unrealized appreciation of
   investments (net of deferred
   income taxes of $1,799,408 and
   $1,429,000 at September 30, 1997 and
   December 31, 1996)                              2,518,045     2,611,457
                                                 --------------------------
                                                   2,773,265     1,999,143
                                                 --------------------------

Net assets applicable to outstanding
 common shares (equivalent to $3.05
 per share in 1997 and $2.91 per share
 in 1996, based on outstanding common
 shares of 5,538,906 in 1997 and 1996)           $16,918,820   $16,144,688
                                                 ==========================

See accompanying notes.

                            Acorn Holding Corp.

                Condensed Interim Statements of Operations
                                (Unaudited)

                                      Three months ended  Nine months ended
                                        September 30        September 30
                                      1997       1996      1997       1996
                                ----------------------------------------------

Investment Income:
 Interest                       $   48,847  $    4,066  $   79,783 $   10,649
 Dividends from affiliates               0     178,300     434,216    583,300
 Consulting and management fees
  from affiliated companies        145,834           0     887,834    450,000
                                ----------------------------------------------
                                   194,681     182,366   1,401,833  1,043,949
                                ----------------------------------------------
Expenses:
 Consulting fees                     3,523       2,642       8,807      9,926
 Compensation                      128,210     132,653     355,347    396,958
 Legal and accounting               85,563      28,957     152,215     73,896
 Payroll taxes                           0           0      13,023          0
 Registration and exchange             704       1,605       8,382      8,730
 Director fees                       5,000           0      15,000          0
 Other                               6,529      36,256      71,232    173,301
                                ----------------------------------------------
                                   229,529     202,113     624,005    662,811

Net investment income              (34,847)    (19,747)    777,828    381,138
                                ----------------------------------------------
Realized and unrealized gains
 on investments:

Realized gains from sales
 of investments                     (3,000)          0     102,000          0

Net change in unrealized
 appreciation (depreciation)
 of investments                          0           0    (246,469) 1,770,000

                                ----------------------------------------------

Net realized and unrealized
 gains (losses) on investments      (3,000)          0    (144,469) 1,770,000

                                ----------------------------------------------

                                      Three months ended  Nine months ended
                                        September 30        September 30
                                      1997       1996      1997       1996
                                ----------------------------------------------
Net increase in net
 assets resulting from
 operations before income
 tax provision                    (37,847)    (19,747)     633,358  2,151,138

Income tax provision              271,762           0      140,762          0
                               ----------------------------------------------
Net increase in net
 assets resulting from
 operations                    $  233,915   $ (19,747)  $  774,120 $2,151,138
                               ==============================================
Per-share amounts:
Net investment income             ($0.006)     $0.023      $0.137     $0.066
Net realized gains on
 investments                      ($0.001)     $0.000      $0.018     $0.000
Net unrealized gain (losses)
  on investments                   $0.000      $0.000     ($0.044)    $0.440
Income tax provision               $0.048      $0.000      $0.025     $0.000
                               ----------------------------------------------
                                   $0.041      $0.023      $0.137     $0.380
                               ==============================================

Weighted average number of
 shares in per share
 computation                    5,665,253   5,769,409    5,665,253  5,769,409
                               ===============================================

See accompanying notes.

                        Acorn Holding Corp.

         Condensed Interim Statements of Changes in Net Assets
                              (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                 1997          1996
                                             ---------------------------
Net investment income                        $   777,839    $   381,138
Net realized gains on investments                102,000              0
Net increase in unrealized appreciation
 (depreciation) of investments                  (246,469)     1,770,000
Net income tax benefit                           140,762              0
                                             ------------   ------------

Net increase in assets resulting
 from operations                                 774,132      2,151,138
Net assets at beginning of period             16,144,688     14,183,554
                                             ------------   ------------
Net assets at end of period                  $16,918,820    $16,334,692
                                             ============   ============

See accompanying notes.

                         Acorn Holding Corp.

              Condensed Interim Statements of Cash Flows
                              (Unaudited)

                                                  Nine Months Ended
                                                   September 30,
                                                 1997          1996
                                             ---------------------------
Net cash provided by operating
 activities                                  $   740,180    $   388,474
                                             ------------   ------------
Investing activities:
Investment in Automotive Industries, Inc.      1,817,119       (460,330)
Other investments                                  3,000              0
Purchase of U.S. Treasury bill                (1,192,088)      (444,419)
Redemption of U.S. Treasury bill                       0        398,466
Purchase of certificate of deposit                     0       (100,000)
Proceeds from maturity of certificate
 of deposit                                      100,000              0
                                             ------------   ------------

Financing activities:
Payment on note payable to Automotive
 Industries, Inc.                               (434,000)             0
                                             ------------   ------------
Net cash provided by financing activities        434,000       (606,283)
                                             ------------   ------------

Increase in cash and cash equivalents          1,034,211       (217,809)
Cash and cash equivalents at beginning
 of period                                       951,782        383,563
                                             ------------   ------------
Cash and cash equivalents at end of period   $ 1,985,993    $   165,754
                                             ============   ============

See accompanying notes.

                          Acorn Holding Corp.

                 Notes to Condensed Interim Financial
                        Statements (Unaudited)

                            September 30, 1997


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that
may be expected for the year ending December 31, 1997.   For further
information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2. Investments in and Advances to Majority Owned Companies

The Company's wholly owned investments are valued at fair value by the Board of Directors as these investments are not readily marketable. In determining fair value, the Board of Directors considers a number of factors which influence the value of the Company's investments, including current and expected future operating performance, industry and general market and economic trends, the competitive marketplace and other factors. A summary of the Company's wholly owned investments at September 30, 1997 is as follows:

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

As of September 30, 1997, the Board of Directors maintained the valuation of Recticon at $13,900,000.

During the quarter ended September 30, 1997, Recticon paid the Company management fees totaling $148,500.

The following selected financial data of Recticon has been derived from unaudited financial statements provided by Recticon. The financial information is of September 30, 1997 and September 30, 1996.

                                   Three months ended     Nine months ended
                                     September 30            September 30
Income Statement Data:            1997         1996        1997       1996
                               ----------------------------------------------
                                     (Unaudited)             (Unaudited)

Net Sales                       $1,869,432  $2,599,935  $5,829,151  $7,598,370
Cost of goods sold               1,196,281   1,768,656   3,916,367   4,717,234
                                ----------  ----------  ----------  ----------
Gross Profit                       673,151     831,279   1,912,784   2,881,136

Operating Expense                  217,375     259,270     685,256     759,564
                                ----------  ----------  ----------  ----------
Net Income                         455,776     572,009   1,227,528   2,121,572
                                ----------  ----------  ----------  ----------

Note: Above figures do not include management fees of $148,500 for the three months ended September 30, 1997 and $150,000 for the three ended September 30, 1996; or management fees of $445,500 for the nine months ended September 30, 1997 and $450,000 for the nine months ended September 30, 1996; or taxes for such periods.


                                         As of September 30,
 Balance Sheet Data:                      1997        1996
                                        ---------------------
                                            (Unaudited)
Total Assets                            $6,053,975  $6,787,316
                                        ==========  ==========
Total Current Liabilities                1,766,293   2,320,126
Total Long Term Debt*                    1,172,363   1,439,675
Stockholders Equity/Deficit              3,115,319   3,027,515
                                        ----------  ----------
Total Liabilities/Equity                $6,053,975  $6,787,316
                                        ==========  ==========

* Includes Deferred Income of $1,366,655 from Customer Supply Agreement for the period ending September 30, 1997 and $1,833,320 for the period ending
     September 30, 1996.

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

Investments in Common Stock, Warrants, and Notes Receivable

Number
of
Shares  Type of Issue and Name of User         Cost        Value
---------------------------------------------------------------
          Common stocks - Restricted:

 49,565   Amerinex Artificial
          Intelligence, Inc.                 $ 12,040      $  9,913

     24   Cardiac Control
          Systems, Inc.                            68            68


                                             --------       --------
                                             $ 12,108       $  9,981
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
                                             ========      ========
3.   Earnings Per Share

Per share amounts for the nine months ended September 30, 1997 and 1996, are based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15.

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 requires restatement of all prior period earnings per share ("EPS") data presented.

Statement No. 128 replaces the current EPS presentation with dual presentation of basic and diluted EPS for entities with complex capital structures, such as the Company. Basic EPS includes no dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. If Statement No. 128 had been applied for the periods ended September 30, 1997 and 1996, there would have been no change from the EPS presented in the condensed Interim Statement of Operations and Basic EPS and diluted EPS.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of September 30, 1997, the Company had cash and cash equivalents of $1,985,993 and United States Treasury Bills of $1,442,430, as compared to cash and cash equivalents of $951,782, a Certificate of Deposit for $100,000, and United States Treasury Bills of $250,341 at December 31, 1996. The increase in capital resources of $2,126,300 from December 31, 1996, was primarily the result of the sale of the assets of Automotive Industries, Inc. As of September 30, 1997, the Company had liabilities of $1,862,637 as compared to liabilities of $2,433,064 at December 31, 1996.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No. 27 -- Financial Data Schedule

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACORN HOLDING CORP.



Date: November 19, 1997  Larry V. Unterbrink
                         ----------------------------------
                         Larry V. Unterbrink, Treasurer
                         (Principal Financial and
                         Accounting Officer)


                         Stephen A. Ollendorff
                         ----------------------------------
                         Stephen A. Ollendorff,
                         Chairman, Chief Executive Officer,
                           and Secretary