Form 10KSB
period 1997-12-31
ACORN HOLDING CORP
filed 1998-04-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

                           Commission File No. 811-08469

                               ACORN HOLDING CORP.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                       59-2332857
-------------------------------                      ------------------------
(State or other jurisdiction of                      (IRS Employer Identifi-
incorporation or organization)                            cation No.)

  100 Park Avenue, 23rd Floor, New York, New York   10017
------------------------------------------------------------
(Address of principal executive offices)           (Zip code)

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
                             Yes   X                          No
                                 -----                           -----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1997 were $7,907,820.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 8, 1998 (valued at the average of the bid price of $1.625 and asked price of $1.7188 on such date) was $3,232,140.

The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of April 8, 1998: 4,172,906

Transitional Small Business Disclosure Format (check one):
                                                           Yes        No   X
                                                               -----     -----
                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.  Description of Business
-------  -----------------------

General
-------

     Acorn Holding Corp. (the "Company") is a holding company with one wholly-owned subsidiary, Recticon Enterprises, Inc. ("Recticon"), which it acquired in 1993 by issuing 800,000 shares of the Company's common stock, $.01 par value (the "Common Stock") to the stockholders of Recticon in exchange for all of the outstanding shares of stock of Recticon. The principal purpose of the Company is to derive earnings from the operation of Recticon and possibly other businesses rather than for the purpose of obtaining dividend and interest income through the efforts of others. The Company may acquire other companies or operating businesses in the future. While there can be no assurance that any such acquisitions will be made, the Company intends only to acquire the entire or, at the least, controlling interests in such companies and have such companies operate as subsidiaries of the Company.

Significant Developments
------------------------

     Since January 1, 1997, the following significant developments occurred:

     (a) On May 30, 1997, the Company consummated the sale and transfer of substantially all of the assets of its wholly-owned subsidiary, Automotive Industries, Inc., a Delaware corporation (the "Seller"), to Morgan Tire & Auto, Inc., a Florida corporation (the "Purchaser"), pursuant to an Asset Purchase Agreement by and among the Purchaser, the Company and the Seller. In addition, the parties entered into an Assumption Agreement pursuant to which the Purchaser agreed to assume and pay certain liabilities and obligations of the Seller. The purchase price paid to the Seller by Purchaser was $2,500,000, subject to adjustment. In addition, by subsequent agreement, Purchaser agreed to the payment to Seller of the amount of $425,000 in settlement of all of the adjustments (payable over a three-year period). Reference is made to the Company's Current Report on Form 8-K, dated June 9, 1997, filed with the Securities and Exchange Commission (the "Commission ") on June 9, 1997.

     (b) On November 4, 1997, pursuant to the approval of the Company's stockholders, the Company filed Form N-54C with the Commission in order to withdraw its election to be treated as a Business Development Company under the Investment Company Act of 1940 (the "1940 Act"). See "Submission of Matters to a Vote of Security Holders."

     (c) On November 3, 1997, pursuant to the approval of the Company's stockholders, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware changing the Company's name from "Acorn Venture Capital Corporation" to "Acorn Holding Corp." See "Submission of Matters to a Vote of Security Holders."

     (d) On November 17, 1997 the Company announced its intention to repurchase up to 1,500,000 shares of the Company's Common Stock (approximately 27% of the issued and outstanding shares), depending upon market conditions and other factors. On January 22, 1998, the Company repurchased, for an aggregate consideration of $2,060,000, 1,300,000 shares of the Common Stock (approximately 22% of the outstanding Common Stock) from Asset Value Fund Limited Partnership and entered into a "standstill agreement" with Asset Value and one of its principals. The Company has also repurchased an additional 66,000 shares of its Common Stock through April 8, 1998, representing a total repurchase by the Company of approximately 25% of the issued and outstanding shares of Common Stock.

Recticon's Present Business
---------------------------

     Recticon, located in Pottstown, Pennsylvania, manufactures two, three, four, five and six-inch monocrystalline silicon wafers, which are made from silicon crystals and are the basic substrate from which integrated circuits and other semiconductor devices are fabricated. Recticon's wafers are used by university research departments and microelectronic manufacturers, and are best suited for use in electronics devices employed in avionics, telecommunications and computers.

     The business in which Recticon is engaged is highly competitive and the Company believes that there are many competitors who produce, sell, design and support similar products. Many of these competitors have substantially greater marketing, financial, administrative and other resources than Recticon.

     In 1995, Recticon entered into long-term agreements with two of its major customers, pursuant to which said customers have paid an aggregate of $2.3 Million in cash for the right to receive a specified number of silicon wafers at a predetermined gross profit margin. In addition, in 1996, Recticon entered into agreements pursuant to which Recticon received $2.4 Million in cash from two customers in order for Recticon to purchase additional furnaces and related equipment (the "Units"). At the end of five years, the Units will be turned over to Recticon at no cost. In exchange therefor, Recticon has agreed to sell these customers the wafers produced by the Units at a mutually agreed to gross profit margin to Recticon. Recticon has expanded its facilities and, as a result thereof, has the capacity to add an additional four or five Units. Recticon presently has ten functioning Units. These new Units have not only given Recticon added capacity, but have also enabled it to enter into the five and six-inch wafer market and, subject to purchasing additional equipment, give it the capacity to enter into the eight-inch market. There can be no assurance that Recticon will acquire any additional Units or successfully enter into the eight-inch wafer market.

     Recticon's raw materials are acquired from silicon wholesalers. For 1997, 12% of its raw materials were acquired from one supplier. Although Recticon has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. Recticon believes that there are adequate alternative sources of supply to meet its requirements.

     For 1997, three customers of Recticon accounted for 39%, 18% and 11% of its sales, respectively. For 1996, three customers of the Company accounted for 34%, 15% and 11% of its sales, respectively. The loss of any or all of these customers, could have an adverse, possibly severe, effect on the business of Recticon.

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment has not had, and under present conditions, Recticon does not anticipate that such laws and regulations will have a material effect on the results of operations, capital expenditures or the competitive position of Recticon.

Employees
---------

     The Company currently has five executive officers, all of whom are employees of the Company. Recticon presently employs 53 full-time people, all of whom are located at its facility in Pottstown.

ITEM 2.  Description of Property
--------------------------------

     In June 1997, in order to reduce costs and consolidate its operations, the Company relocated its principal executive offices to New York, New York, at no charge to the Company. The Company also maintains an office in New Canaan, Connecticut, at no charge to the Company.

     Recticon currently leases approximately 30,000 square feet in a facility in Pottstown, Pennsylvania, pursuant to a lease agreement which expires on February 28, 2009. Recticon has a right of first refusal to purchase the property in the event of a sale by the lessor. Recticon considers the facility to be generally well-maintained, adequate for its current needs and capable of supporting a reasonably higher level of demand for its products.

ITEM 3.  Legal Proceedings
--------------------------

     The Company instituted suit against Digital Products Corporation ("Digital") in Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for nonpayment of $500,000 owing on a 10% subordinated convertible note due 1996 (the "Note"), plus accrued interest since November 22, 1995. Since such time, Digital has filed a petition under Chapter 11 in the U.S. Bankruptcy Court, in the Southern District of Florida (Case No. 97-21987-BKC-RBR). The Company has fully reserved against the Note. No assurance can be given as to the successful outcome of the collection of all or any part of the Note.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company held two meetings of its stockholders in 1997, as follows:

     (a) The Company held a Special Meeting of Stockholders on November 3, 1997 (the "Special Meeting"), at which a majority of the outstanding voting shares of Common Stock of the Company were present in person or by proxy, for the following purposes:

                  (i) The stockholders were asked to consider and act upon a proposal that the Company withdraw its election to be treated as a business development company under the 1940 Act. 4,150,653 shares of Common Stock of the Company voted in favor of the proposal, 21,575 shares of Common Stock voted against such proposal, 13,650 shares abstained and 965,968 broker shares were not voted. The affirmative vote of (a) 67% or more of the shares of Common Stock present (in person or by proxy) at the Special Meeting, or (b) more than 50% of the outstanding shares of Common Stock, whichever is less, was required to approve this proposal. Accordingly, the proposal received more than the vote required for approval in accordance with Delaware General Corporation Law and the 1940 Act.

                  (ii)  Upon   approval  of  the   foregoing   proposal,   the
         stockholders were then presented with the proposal to amend the Company's Certificate of Incorporation to change the Company's name to "Acorn Holding Corp." 5,122,621 shares of Common Stock voted in favor of the proposal, 16,125 shares voted against such proposal and 13,100 shares abstained. The proposal received the affirmative vote of a majority of the outstanding shares of Common Stock required to approve this proposal in accordance with Delaware General Corporation Law.

     (b) The Annual Meeting of Stockholders of the Company was held on December 30, 1997 (the "Meeting"). The following matters were voted on and approved by the holders of a majority of the

5 outstanding shares of the Company's Common Stock in accordance with Delaware General Corporation Law:

         (i) The first proposal presented to the stockholders was the election of seven persons as directors of the Company to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The following persons were elected as directors of the Company, and each person received that number of votes set opposite that person's name:


                     VOTES
                                               FOR                 WITHHELD
                                            ---------------------------------
                  Paula Berliner            3,679,011              1,295,625
                  Edward S. Croft, III      3,677,511              1,297,125
                  Edward N. Epstein         3,675,461              1,299,175
                  Ronald J. Manganiello     3,679,011              1,295,625
                  Stephen A. Ollendorff     3,671,461              1,303,175
                  Bert Sager                3,671,461              1,303,175
                  Kenneth I. Sawyer         3,677,511              1,297,125


                  (ii) The second proposal presented to the stockholders was to ratify the firm of Grant Thornton LLP as the independent public accountants of the Company for the 1997 fiscal year. There were 3,684,811 shares of Common Stock cast in favor of such proposal, 1,287,525 shares of Common Stock voted against such proposal, and 2,300 shares abstained.


                                     PART II

ITEM 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters
------   -----------------------------------------

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

         Quarter Ending             Low          High
         --------------             ---          ----

            1997
            ----

         March 31                   $1.56        $2.00
         June 30                    $1.38        $2.19
         September 30               $1.56        $2.06
         December 31                $1.38        $1.84

        Quarter Ending             Low          High
        --------------             ---          ----

            1996
            ----

         March 31                   $ .88        $1.38
         June 30                    $1.09        $3.13
         September 30               $1.50        $2.63
         December 31                $1.31        $2.31


     As of April 8, 1998, there were approximately 441 holders of record of the Company's Common Stock with 4,172,906 shares of Common Stock outstanding. In addition, the Company believes that there are more than 1,500 beneficial owners of Common Stock whose shares are held in "street" name as of such date. On April 8, 1998, the closing bid and asked quotations of the Common Stock were $1.625 and $1.7188, respectively.

     The Company has never paid and does not currently intend to pay cash dividends. In addition, the Company has never made, nor adopted any policies with respect to, in-kind distributions, and has no present intention of adopting any such policies or of making any such distributions.

ITEM 6.  Management's Discussion and Analysis
         or Plan of Operations
------   ---------------------

     During the fiscal year ended December 31, 1997 ("Fiscal 1997"), the Company completed the divestiture of all of its major operating assets other than Recticon and, on November 4, 1997, pursuant to the approval of the Company's stockholders, withdrew its election with the Commission to be treated as a Business Development Company under the 1940 Act. Accordingly, the Company will be operating in the foreseeable future as a holding company with one wholly-owned subsidiary, Recticon. The Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations. Although the business in which the Company is engaged is highly competitive and cyclical in nature, the Company does not foresee any material impact during the upcoming calendar year on its net sales or income from continuing operations.

     The Company has reviewed its computer software and hardware requirements with respect to the Year 2000 issue. Recticon is the only portion of the Company which is affected by the Year 2000 issue.

     Recticon has identified the changes in its computer software which were required to make their computer systems Year 2000 compliant. The majority of the changes which were required have been completed. The remaining system changes are scheduled to be completed and tested during 1998. The costs to complete the remaining software alterations are nominal.

ITEM 7.  Financial Statements.
-------  ---------------------

     See Index to Financial Statements after Signature Page.

ITEM 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
------   ---------------------------------------------

     Reference is made to the Company's Current Report on Form 8-K, dated November 10, 1997, filed with the Commission on November 10, 1997, with respect to the change of its accountants.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and
        Control Persons
------  --------------------------------------------

     The following is a list (along with certain biographical information) of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:

                              Year of
                             Election
                                as
Name and Age                 Director    Position
------------                 --------    --------
(As of 3/1/98)

Bert Sager(1)(2)             1983        Co-Chairman of the Board
  (72)                                   and Director

Stephen A. Ollendorff        1983        Chairman of the Board,
  (59)  (1)(2)                           Chief Executive Officer,
                                         Secretary and Director

Edward N. Epstein*           1995        President and Chief
  (57)  (1)(2)                           Operating Officer; Director

Larry V. Unterbrink          (3)         Treasurer
  (63)

Robert P. Freeman             -          President and Chief
  (63)                                   Executive Officer
                                         of Recticon

Paula Berliner               1990        Vice President; Director
  (54)  (1)(2)

                             Year of
                             Election
                                as
Name and Age                 Director    Position
------------                 --------    --------
(As of 3/1/98)
Edward S. Croft, III         1997        Director
  (54)    (2)(4)(5)

Ronald J. Manganiello*       1997        Director
  (48)    (2)(4)(5)(6)

Kenneth I. Sawyer            1992        Director
  (52)    (2)(4)(5)

--------------
*Designees of Edward N. Epstein.  See "Certain Relationships and
 Related Transactions."

(1)  Member of the Executive Committee.
(2)  Member of Nominating Committee.
(3)  Mr. Unterbrink was a member of the Board from
     1985 until February 1995.
(4)  Member of the Audit Committee.
(5)  Member of Stock Option and Compensation Committee.
(6) Mr. Manganiello was a member of the Board from November 1995 until January 1997, and was elected to the Board in December 1997.
--------------

     BERT SAGER has been Co-Chairman of the Board of the Company since November 1995 and was Chairman from June 1989 to November 1995. Prior thereto, he was President since the Company's inception until June 1989. Mr. Sager has been a private investor for more than five years and has been a practicing attorney since 1949. He is a director of Computer Products, Inc. ("CPI"), a publicly-traded manufacturer of standardized electronic products, of Boca Raton, Florida.

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

     EDWARD N. EPSTEIN was elected President and Chief Operating Officer of the Company in November 1995. For more than the past five years, has been the principal of Edward N. Epstein & Assoc., a consulting firm specializing in corporate structure and management. He has also been, since January 1996, a principal in the merchant banking firm of New Canaan Capital LLC, and since July 1996, a principal of Sylhan LLC, an integrated contract manufacturer specializing in the precision machining of refractory metal parts.

     LARRY V. UNTERBRINK, Treasurer of the Company since February 1990, is a private investor residing in Florida. Since November 1986, Mr. Unterbrink has been a principal of Groupe Financier, a publishing and consulting firm specializing in international finance. Mr. Unterbrink had been, from May 1982 to December 1994, President and Treasurer of Seahorse Ltd., a leasing and publishing company.

     PAULA BERLINER has been a Vice President of the Company since June 1992 and, since May 1990, has been a private investor residing in Florida. She is presently a director of Republic Security Financial Corp., a holding company for Republic Securities Bank.

     EDWARD S. CROFT, III, since August 1996, has been Managing Director of Croft & Bender L.L.C., an investment banking firm and strategic financial advisory firm; from April 1996 to August 1996 Mr. Croft was President of Croft & Co., a financial advisory firm. For more than five years prior to April 1996, Mr. Croft was Managing Director of The Robinson-Humphrey Company, Inc., an investment banking firm. He is a director of CPI and Just For Feet, Inc., an athletic footwear retailer.

     RONALD J. MANGANIELLO has been a principal in the merchant banking firm of New Canaan Capital LLC, since January 1996. Since July 1996 he has been a principal of Sylhan LLC. From 1986 to January 1996, Mr. Manganiello was Chairman and Chief Executive Officer of Hanger Orthopedic Group, Inc,, a publicly-traded provider of patient care services and products for orthotic and prosthetic rehabilitation; director of Hanger Orthopedic Group, Inc.

     KENNETH I. SAWYER has been Chairman of the Board, President and Chief Executive Officer of Pharmaceutical Resources, Inc. for more than the past five years.

     There are no family relationships between any executive officers or directors of the Company.


Section 16(a) Compliance
------------------------

     The Company is aware of the following  late filings of reports  required by
Section 16(a) of the Exchange Act: Paula Berliner failed to file, on a timely basis, a Statement of Changes in

Beneficial Ownership on Form 4; Ronald J. Manganiello failed to file, on a timely basis, an Initial Statement of Beneficial Ownership on Form 3; Stephen A. Ollendorff failed to file, on a timely basis, his Annual Statement of Changes in Beneficial Ownership on Form 5; and Kenneth I. Sawyer failed to file, on a timely basis, a Statement of Changes in Beneficial Ownership on Form 4. These filings were subsequently completed on the appropriate forms.

ITEM 10.  Executive Compensation
--------  ----------------------

Summary Compensation Table
--------------------------

     The  following  table sets forth  information  for the fiscal  years  ended
December 31, 1997, December 31, 1996 and December 31, 1995, respectively, respecting compensation earned by the Chief Executive Officer of the Company and the executive officers (whose salary and bonus earned in Fiscal 1997 exceeded $100,000) of the Company serving at the end of Fiscal 1997 (the "Named Executives").

                                                                     Long-Term
                                 Annual Compensation(1)            Compensation
                           ------------------------------------    ------------
                                                                     Securities
Name and Principal                                                   Underlying
Position                   Year        Salary($)       Bonus($)    Options(#)(2)
------------------         ----        ---------       --------    -------------

Stephen A. Ollendorff      1997(3)     $254,615(4)         --         50,000
 Chairman and Chief        1996(3)     $264,042            --           --
 Executive Officer         1995(3)     $256,750            --           --

Edward N. Epstein          1997        $182,090(4)         --           --
 President and             1996        $150,000            --           --
 Chief Operating           1995        $122,500(5)     $ 30,000      150,000
 Officer

Robert P. Freeman          1997        $215,920        $ 95,673       50,000
 President and Chief       1996        $242,480        $150,000         --
 Executive Officer -       1995        $171,340        $ 50,000         --
 Recticon Enterprises,
 Inc.
--------
(1) No officer received perquisites which, are in the aggregate, greater than or equal to the lesser of $50,000 or 10% of annual salary and bonus.

(2)  Represents options awarded under the 1991 Stock Option Plan.

(3)  Mr.  Ollendorff  has  voluntarily  assumed   responsibility  for  rent  and
     secretarial expenses relating to the New York office. Mr. Ollendorff does not receive any fringe benefits from the Company.

(4) As a result of an agreement between Messrs. Epstein and Ollendorff, Mr. Ollendorff voluntarily reduced his annual compensation by $24,280 to $242,475, effective July 1997, in order to increase Mr. Epstein's annual compensation by $24,280 to $209,230. See "Employment Arrangements" below.

(5) This amount was paid to Mr. Epstein pursuant to his consulting arrangement with the Company.


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

Stock Option Grants In Last Fiscal Year
---------------------------------------

     The following table sets forth information concerning stock options granted to the Named Executives during the fiscal year ended December 31, 1997:

                   No. of     Percentage of
                 Securities   Total Options
                 Underlying    Granted to     Exercise
                  Options     Employees in    Price Per  Expiration
Name             Granted(#)   Fiscal Year(%)   Share($)     Date
----             ----------   --------------   --------  ----------

Stephen A.          50,000         50           $1.58     6/1/07
 Ollendorff

Edward N.             -            -             -           -
  Epstein

Robert P.           50,000         50           $1.58     6/1/07
  Freeman
-------------


     On March 2, 1998 the Stock Option and Compensation Committee authorized the further amendment to certain of the Company's outstanding stock options (which had previously been amended on November 22, 1994). In exchange for each optionee agreeing to an increase in the exercise price in the event of a "change of control" from $.5625 to $1.25 (equal to the "fair market value" of the Company's Common Stock on March 2, 1998), the Company would expand the definition of "change of control" to include the merger, sale or liquidation of the business as set forth in (iv) below. The amended and expanded definition of "change of control" would occur in the following circumstances: (i) the first purchase of shares of equity securities of the Company pursuant to a tender offer or exchange offer (other than an offer by the Company) for 25% or more of the equity securities of the Company, which offer has not been approved by the Board of the Company, (ii) a single purchaser or a group of associated purchasers acquiring, without the approval or consent of the Board of the Company, securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities in one or a related series of transactions, (iii) in respect of an election of directors by the Company's stockholders, the election of any or all of the management's slate of directors being contested or opposed, whether through a solicitation of proxies, or otherwise, or (iv) on the day the stockholders of the Company approve (A) a definitive agreement for the merger or other business combination of the Company with or into another corporation pursuant to which the stockholders of the Company do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives and is a publicly owned corporation and not a subsidiary of another corporation, or (B) a definitive agreement for the sale, exchange, or other disposition of all or substantially all of the assets of the Company, or (C) any plan or proposal for the liquidation or dissolution of the Company. As of April 8, 1998, no such "change of control" has occurred.

     On November 7, 1996, the Board of Directors authorized the Company to loan moneys to officers and employees of the Company in order to encourage them to exercise their stock options. The term of such loans would be for the shorter of ten years or 60 days after termination of employment of the officer or employee, interest would accrue and be payable monthly on the principal, at the prevailing rate applicable to 90-day treasury bills at the time the loan is made, and the loan would be collateralized at all times, which collateral (subject to applicable law) may include shares of the Company. The loans must be collateralized so that the fair market value of the collateral would have to equal or exceed the principal outstanding amount of the loan at all times. As of April 8, 1998, no such loans to officers or employees have been made by the Company.

Year-End Option Values Table

     The following table sets forth information at December 31, 1997 respecting exercisable and non-exercisable options held by the Named Executives. During Fiscal 1997, the Named Executives did not exercise any stock options. The table also includes the value of "in-the-money" stock options which represents the spread between the exercise prices of the existing stock options and the year-end price of the Common Stock.


                     Number of Unexercised        Value of Unexercised In-
                        Options Held               the-Money Options
                  at December 31, 1997(1)      Held at December 31, 1997(1)
                 --------------------------    ----------------------------
                                   Not                          Not
Name             Exercisable    Exercisable     Exercisable  Exercisable
----             -----------    -----------     -----------  -----------
Stephen A.
  Ollendorff       330,000         -0-            $-0-             $-0-

Edward N.
  Epstein          150,000         -0-            $80,250          $-0-

Robert P.
  Freeman          100,000         -0-            $14,000          $-0-

----------------
(1) Based upon the closing sales price of the Common Stock on December 31, 1997 ($1.44).


Compensation of Directors
-------------------------

     Effective December 1993, directors who are not executive officers of the Company are compensated for their services by payment of an annual retainer of $4,000, $500 for each Board meeting attended in person by such director
(excluding the four regular quarterly Board meetings) and $250 for each committee meeting attended in person by such director.

Employment Arrangements
-----------------------

     The Company has entered into an employment agreement, for a minimum three-year period, which has been renewed by its terms, with Stephen A. Ollendorff, pursuant to which Mr. Ollendorff receives annual compensation of $250,000, subject to annual cost-of-living adjustments, from the Company. On January 17, 1996, Mr. Ollendorff's employment agreement was amended in order to clarify certain terms and conditions, including the geographic location in which services are to be provided, events of termination and his obligations with respect to confidential information, non-solicitation of employees and covenants not to compete. Mr. Ollendorff agrees to devote such time to the business and affairs of the Company as he believes is necessary for the operations of the Company. In addition, Mr. Ollendorff has voluntarily assumed responsibility for rent and secretarial expenses relating to the Company's New York office. Mr. Ollendorff receives no fringe benefits from the Company.

     Effective January 1, 1997, Mr. Ollendorff receives a salary of $120,000 per year as Chairman of the Board of Recticon Enterprises, Inc. ("Recticon"), which amount is paid by the Company from the amounts paid by Recticon to the Company each month. In addition, Recticon rents office space in Mr. Ollendorff's New Jersey office and pays rent directly to Mr. Ollendorff directly for such space in the amount of $500 per month. Any amounts received by Mr. Ollendorff from Recticon as rent and/or salary are deducted from his salary from the Company to the extent and as long as he receives such monies from Recticon.

     The Company entered into an employment agreement with Edward N. Epstein, effective January 1, 1996, for a three year period, for an annual compensation of $150,000, subject to cost-of-living adjustments. In addition, the Stock Option and Compensation Committee granted Mr. Epstein a $30,000 bonus in 1995. Mr. Epstein agrees to devote such time to the business and affairs of the Company as he believes is necessary for the operations of the Company. Prior to the execution of such employment agreement, Mr. Epstein had been retained as a consultant to the Company, at the annual compensation of $120,000.

     As a result of an agreement between Messrs. Epstein and Ollendorff, Mr. Ollendorff voluntarily reduced his annual compensation by $24,280 to $242,475, effective July 1997, in order to increase Mr. Epstein's annual compensation by $24,280 to $209,230. Mr. Ollendorff has agreed not to accept any increased compensation (other than cost-of-living increases) until Mr. Epstein's annual compensation shall be equal to Mr. Ollendorff's.

     Robert P. Freeman, President and Chief Executive Officer of Recticon, entered into a letter agreement with Recticon as of February 15, 1995, which provides that if, within one (1) year of a "change of control" (as defined in the agreement) of Recticon, his employment is terminated without cause by Recticon, or he resigns because of (i) assignment, without his written consent, of any duties inconsistent with his position, duties, responsibilities and status with Recticon, or change in his reported responsibilities, titles of offices or any plan, act, scheme or design to constructively terminate him, or
(ii) reduction by Recticon of his annual base salary, he shall receive the following benefits: (i) annual base salary through the date of termination; (ii) in lieu of any further salary payments, severance pay on the tenth business day following the date of termination, a lump sum equal to two times his annual base salary; and (iii) if Mr. Freeman terminates his employment with Recticon between the first and second year of a change of control for any reason other than "for cause", Recticon will pay him the amount he would have been paid if he had remained employed through the end of the second year of a change of control, but in no event less than an amount equal to six months of base salary. In addition, Recticon will maintain all medical, health and accident plans for a period of the earlier of (i) 24 months or (ii) the date of which he is covered by reason of his being employed by a new employer.


ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management
--------  ---------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth, as of the close of business on March 15, 1998, information as to those stockholders (other than members of the Company's management), which is known by the Company to beneficially own more than 5% of its outstanding Common Stock.

                                   No. of Shares
Name and Address                   Beneficially                   Percentage
of Beneficial Owner                 Owned(1)                       of Class
-------------------                 --------                       --------

Estate of Herbert Berman(2)         283,000                         6.8%
 405 Lexington Avenue
 New York, NY 10174

Allen Landers, M.D.
1385 York Avenue
New York, NY 10021                  253,800                         6.1%

---------------
(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the 1934 Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

(2) Excludes 51,000 shares of Common Stock owned by the adult children of the late Herbert Berman.

Ownership by Management
-----------------------

     The following table sets forth, as of March 30, 1998, the beneficial ownership of the Common Stock of the Company of (i) each director (including the Named Executives) of the Company, and (ii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

                                        No. of Shares
Name and Address                        Beneficially        Percentage
of Beneficial Owner(1)                   Owned(2)           of Class
----------------------                   -----------        ----------

Bert Sager                                428,125(3)(4)         9.88%

Stephen A. Ollendorff                   1,513,700              32.53%
                                           (4)(5)(6)

Edward N. Epstein                         957,500(4)(5)        22.10%

Paula Berliner                            168,300(4)            4.00%

Robert P. Freeman                         140,000(4)            3.30%

Edward S. Croft, III                         --                  --

Ronald J. Manganiello                     184,946(7)            4.43%

Kenneth I. Sawyer                            --                  --

All directors and executive
 officers as a group
 (9 persons)                            2,602,892(4)           51.31%

-------------
(1) The business address for purposes hereof of all of the Company's directors and executive officers is in care of the Company.

(2) Unless otherwise noted, the Company believes that all persons in the table have sole voting and disposition power with respect to all shares of Common Stock beneficially owned by them.

(3) Does not include 200 shares owned by Marilyn Sager, his wife, as sole trustee of a trust formed by her mother, with respect to which he disclaims beneficial ownership.

(4) Includes the following shares that may be acquired upon the exercise of options within 60 days of March 30, 1998: Mr. Sager - 160,000; Mr.

      Ollendorff - 330,000; Mr. Epstein - 150,000; Ms. Berliner - 70,000; Mr. Freeman - 100,000; and all directors and executive officers as a group (9 persons) - 900,000.

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

(6)   Includes 1,000 shares owned of record by Bjorg Ollendorff, his wife.

(7) Includes 32,946 shares owned of record by Lisa Manganiello, Mr. Manganiello's wife


ITEM 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Mr. Ollendorff, Chief Executive Officer of the Company, is of counsel to Hertzog, Calamari & Gleason, general counsel to the Company. Mr. Ollendorff has entered into an Irrevocable Proxy and Voting Agreement With Respect to Election of Directors (the "Proxy"), with Edward N. Epstein, with respect to the shares of Common Stock beneficially owned by Mr. Epstein (the "Stock"), commencing on December 19, 1995 and terminating on December 31 of such year in which either party shall have given the other party at least twelve (12) months' written notice thereof prior to December 31 of such year; provided, that, notwithstanding the foregoing the Proxy shall remain in full force and effect until at least December 31, 1998. If any shares of the Stock covered by the Proxy are sold to any other party, the Proxy as it relates to such shares of Stock shall terminate immediately upon such sale. Pursuant to the Proxy, Mr. Ollendorff undertakes to vote the Stock, as well as use his best efforts (including voting shares of stock of the Company owned by him) for the election of the greater of (i) two (2) directors or (ii) a number of directors equal to 22% (rounded up to the next highest number) of the entire Board of Directors, acceptable to Mr. Epstein. Mr. Epstein had designated himself and Ronald J. Manganiello to Mr. Ollendorff with respect to the election of members of the Board as acceptable to him.

ITEM 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

      (a)    Exhibits:
             ---------

      3.1 Certificate of Incorporation as filed and recorded with the Secretary of State of Delaware, as amended.

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

      10.4 1991 Stock Option  Plan,  as amended -  incorporated  by reference to
Exhibit 10.7 to the Company's Registration Statement on Form N-2 (No. 33-69610) filed with the Commission on September 29, 1993.

      10.5 Purchase and Settlement Agreement, dated as of April 8, 1994, by and among ServiceMax, ServiceMax Tire and Auto Centers of Michigan, Inc., the Company, Stephen A. Ollendorff, Orland Wolford, Bert Sager, Donald R. Nance, C. James Sabo, Richard A. Sabo and Robert L. Sabo - incorporated by reference to
Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

      10.6 Amendment No. 1 to Employment Agreement, dated as of January 17, 1996, by and between the Company and Stephen A. Ollendorff - incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

      10.7 Employment Agreement, dated as of January 17, 1996, by and between the Company and Edward N. Epstein - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

      10.8 Amendment No. 1 to Employment Agreement, dated as of January 17, 1996, by and between the Company and Bert Sager incorporated by reference to
Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     10.9 Amendment No. 1 to Employment Agreement, dated as of January 17, 1996, by and between the Company and Larry V. Unterbrink - incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

      10.10 Employment Agreement, dated as of January 17, 1996, by and between the Company and Paula Berliner - incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      10.11 Asset Purchase Agreement, dated May 30, 1997, by and among Morgan Tire & Auto, Inc., the Company and Automotive Industries, Inc. - incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 9, 1997.

      10.12 Assumption Agreement, dated May 30, 1997, by and among Morgan Tire & Auto, Inc., the Company and Automotive Industries, Inc. - incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 9, 1997.

     10.13 Letter Agreement, dated as of February 15, 1995, between Robert P. Freeman and Recticon.

      21    List of subsidiaries of the Company.

      27    Financial Data Schedule.

      (b) Reports on Form 8-K:
          -----------------------

      On November 10, 1997, the Company filed with the Commission a Current Report on Form 8-K, dated November 10, 1997, reporting the change of its accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACORN HOLDING CORP.
                                          (Registrant)

Dated: April 9, 1998               By: Stephen A. Ollendorff
                                      ---------------------------------------
                                       Stephen A. Ollendorff, Chairman
                                       of the Board and Chief Executive
                                       Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                          Date


Stephen A. Ollendorff         Chairman of the Board          April 9, 1998
------------------------      Chief Executive Officer
Stephen A. Ollendorff         (Principal Executive
                              Officer), Secretary
                              and Director

Bert Sager                    Co-Chairman of the Board       April 9, 1998
------------------------      and Director
Bert Sager

Edward N. Epstein             President and Chief            April 9, 1998
------------------------      Operating Officer
Edward N. Epstein             Director


Larry V. Unterbrink           Treasurer (Principal           April 9, 1998
------------------------      Financial and Accounting
Larry V. Unterbrink           Officer)


Paula Berliner                Vice President and             April 9, 1998
------------------------      Director
Paula Berliner


Edward S. Croft, III          Director                       April 9, 1998
------------------------
Edward S. Croft, III


Ronald J. Manganiello         Director                       April 9, 1998
------------------------
Ronald J. Manganiello


Kenneth I. Sawyer             Director                       April 9, 1998
------------------------
Kenneth I. Sawyer

                       FINANCIAL STATEMENTS AND REPORTS OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      ACORN HOLDING CORP. AND SUBSIDIARIES

                           December 31, 1997 and 1996






                                       F1

                                    CONTENTS



                                                                            Page
                                                                            ----

ACORN HOLDING CORP. AND SUBSIDIARIES
------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-4

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET                                          F-5

         CONSOLIDATED STATEMENT OF INCOME                                    F-6

         CONSOLIDATED STATEMENT OF
         CHANGES IN STOCKHOLDERS' EQUITY                                     F-7

         CONSOLIDATED STATEMENT OF CASH FLOWS                                F-8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-9


AUTOMOTIVE INDUSTRIES, INC.
---------------------------

REPORT OF INDEPENDENT ACCOUNTANTS                                           F-19

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                     F-20

         STATEMENTS OF OPERATIONS                                           F-21

         STATEMENTS OF SHAREHOLDER'S EQUITY                                 F-22

         STATEMENTS OF CASH FLOWS                                           F-23

         NOTES TO FINANCIAL STATEMENTS                                      F-24

                                                                            Page
                                                                            ----

ACORN VENTURE CAPITAL CORPORATION
---------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS                                           F-31

FINANCIAL STATEMENTS

         BALANCE SHEET                                                      F-32

         STATEMENTS OF OPERATIONS                                           F-33

         STATEMENTS OF CHANGES IN NET ASSETS                                F-34

         STATEMENTS OF CASH FLOWS                                           F-35

         NOTES TO FINANCIAL STATEMENTS                                      F-37

               Report of Independent Certified Public Accountants


Board of Directors
Acorn Holding Corp.


     We have audited the accompanying consolidated balance sheet of Acorn Holding Corp. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Automotive Industries, Inc. as of and for the period ended May 31, 1997, at which date the net assets of that company were sold. The net operations of that company for the period ended May 31, 1997 and the gain on the sale of that company's net assets at that date are included in the consolidated statement of income as "Discontinued Operations." This caption, except for the elimination of intercompany transactions and related tax effects, was audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to those amounts included in the statement of income of Automotive Industries, Inc., is based solely on the report of the other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Holding Corp. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

     As explained in note A, the Company changed its method of reporting as of January 1, 1997 from the fair value accounting basis used for business development companies to the historical cost basis used for operating companies. Therefore, the 1997 consolidated financial statements are not comparable to previous years.


Grant Thornton LLP

Philadelphia, Pennsylvania
March 23, 1998

                      Acorn Holding Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                               (Operating Company)

                                December 31, 1997


                ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                      $  2,882,526
    Restricted cash                                                      41,439
    U.S. Treasury bills                                                 986,706
    Accounts receivable - trade                                         429,893
    Current portion of note receivable
       from sale of subsidiary                                          121,696
    Current portion of note receivable
       - employee                                                        40,000
    Inventories                                                       2,506,763
    Prepaid expenses                                                     13,843
    Deferred income tax asset                                           179,000
                                                                   ------------
                Total current assets                                  7,201,866
                                                                   ------------
MACHINERY AND EQUIPMENT, net of accumulated
     depreciation of $1,998,010                                       1,706,823
                                                                   ------------
OTHER ASSETS
    Deposits and other                                                   82,563
    Note receivable from sale of subsidiary,
     less current portion                                               243,393
    Note receivable, less current portion
     - employee                                                         120,000
    Other investments                                                     9,981
    Goodwill, net of amortization of $470,417                           384,887
    Deferred income tax asset                                         1,306,000
                                                                   ------------
                                                                      2,146,824
                                                                   ------------
                                                                   $ 11,055,513
                                                                   ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                           $    121,062
    Accounts payable                                                    303,474
    Accrued expenses
       Salaries and bonus                                               142,672
       Other                                                             70,847
    Machine purchase deposit liability                                   41,439
    Deferred income                                                     466,680
                                                                   ------------
                Total current liabilities                             1,146,174
                                                                   ------------
LONG-TERM DEBT, less current maturities                                 242,122
                                                                   ------------
DEFERRED INCOME                                                         783,306
                                                                   ------------
COMMITMENTS                                                                --
STOCKHOLDERS' EQUITY
    Common stock                                                         55,389
    Additional paid-in capital                                       14,090,156
    Accumulated deficit                                              (5,247,684)
    Less common stock in treasury, at cost - 9,000 shares               (13,950)
                                                                   ------------
                Total stockholders' equity                            8,883,911
                                                                   ------------
                                                                   $ 11,055,513
                                                                   ============

The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                               (Operating Company)

                          Year ended December 31, 1997




Net sales                                                           $ 7,907,820
                                                                    -----------

Costs and expenses
    Cost of sales                                                     5,209,795
    Selling, general and administrative                               1,977,433
                                                                    -----------
                                                                      7,187,228
                                                                    -----------
         Operating profit                                               720,592
                                                                    -----------

Other income
    Gain on investment                                                  102,000
    Interest income, net                                                 83,616
                                                                    -----------
                                                                        185,616
                                                                    -----------
         Income from continuing operations
          before income taxes                                           906,208

Income taxes                                                            142,749
                                                                    -----------

         Income from continuing operations                              763,459
                                                                    -----------

Discontinued operations
    Loss from operations of Automotive
     Industries, Inc. (net of income tax
     benefit of $239,589)                                              (379,395)
    Gain on sale of assets and liabilities
     of Automotive Industries, Inc.
     (net of income taxes of $700,138)                                1,095,087
                                                                    -----------
                                                                        715,692
                                                                    -----------

                     NET INCOME                                     $ 1,479,151
                                                                    ===========

Earnings per share (note N)
    Income from continuing operations                               $      0.14
    Income from discontinued operations                                    0.13
                                                                    -----------

    Net income                                                      $      0.27
                                                                    ===========

Weighted average shares outstanding                                   5,538,164
                                                                      =========


The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (Operating Company)

                          Year ended December 31, 1997




                                                        Retained
                                       Additional       earnings
                            Common       paid-in      (accumulated      Treasury
                             stock       capital        deficit)          stock          Total
                            ------     ----------     ------------      --------         -----
Balance at
 January 1, 1997        $     55,389   $ 14,090,156   $  1,999,143    $       --      $ 16,144,688

Cumulative adjustment
 at January 1,
 1997 due to
 deregistration
 as a business                  --             --       (8,725,978)           --        (8,725,978)
 development company

Treasury shares
 purchased                      --             --             --           (13,950)        (13,950)

Net income                      --             --        1,479,151            --         1,479,151
                        ------------   ------------   ------------    ------------    ------------
Balance at
 December 31, 1997      $     55,389   $ 14,090,156   $ (5,247,684)   $    (13,950)   $  8,883,911
                        ============   ============   ============    ============    ============


The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Operating Company)

                          Year ended December 31, 1997



Cash flows from operating activities
    Net income                                           $ 1,479,151
    Adjustments to reconcile net income to
       net cash provided by operating activities
      Depreciation and amortization                          525,524
      Deferred income tax asset                              584,000
      Gain on sale of assets                              (1,795,225)
      Imputed interest                                        53,321
      Loss on sale of assets                                   3,645
      Deferred credit                                        (53,321)
      Decrease in assets
         Accounts receivable                                 312,817
         Inventories                                         256,719
         Prepaid expenses and other assets                   151,200
      Increase (decrease) in liabilities
         Accounts payable                                   (829,655)
         Accrued expenses                                     21,467
         Deferred income                                    (466,680)
                                                         -----------

             Net cash provided by operating activities       242,963
                                                         -----------

Cash flows from investing activities
    Purchase of machinery and equipment                     (678,544)
    Redemption of treasury notes                           1,739,232
    Purchase of investments                               (2,735,919)
    Proceeds from the sale of machinery and equipment          6,000
    Note receivable                                           41,200
    Proceeds from sale of assets                           2,863,322
                                                         -----------

             Net provided by investing activities          1,235,291

Cash flows from financing activities
    Payment of long-term debt and capital lease             (792,651)
    Purchase of treasury stock                               (13,950)
                                                         -----------

             Net cash used in financing activities          (806,601)
                                                         -----------

             NET INCREASE IN CASH AND CASH EQUIVALENTS       671,653

Cash and cash equivalents at beginning of year             2,210,873
                                                         -----------

Cash and cash equivalents at end of year                 $ 2,882,526
                                                         ===========

Supplemental disclosure of cash flow information
    Interest paid                                        $   105,084
                                                         ===========


The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997


NOTE A - ORGANIZATION AND PURPOSE


Acorn Holding Corp. (Acorn) (formerly Acorn Venture Capital Corporation) was incorporated under the laws of the State of Delaware on September 8, 1983.

Acorn filed an election with the Securities and Exchange Commission to be treated as a "business development company" under the Investment Company Act of 1940, as amended and operated as such until November 1997. In November 1997, Acorn withdrew its election as an investment company, ceased to be a Business Development Company, and commenced business as an operating company. At that date, the name of the company was changed to Acorn Holding Corp.

The effect of the change in status from a business development company to an operating company was to decrease retained earnings by $8,728,978 at January 1, 1997, principally due to reflecting its investment in Recticon Enterprises, Inc. on a historical cost equity basis from a fair value basis.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Business and Principles of Consolidation

The consolidated financial statements include the accounts of Acorn and its two wholly-owned subsidiaries: Automotive Industries, Inc. (Automotive) and Recticon Enterprises, Inc. (Recticon) (collectively, the Company). All intercompany transactions and balances have been eliminated. Automotive operated full-service automotive retail stores until the assets of Automotive were sold as of May 31, 1997. Recticon manufactures monocrystalline silicon wafers which are used in the microelectronics industry.

2. Use of Estimates

In preparing the financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

3. Concentration of Risk

The subsidiaries provide their products to customers throughout the United States. The subsidiaries perform ongoing credit evaluations of their customers' financial condition and generally require no collateral from their customers. Bad debt expense is not significant.


                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

6. Machinery and Equipment

Machinery and equipment are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives. Maintenance and repair costs are charged to expense as incurred.

7. Deferred Income

Deferred income is an amount received from customers in exchange for Recticon's commitment to provide certain quantities of product over periods extending until September 2001. The deferred amounts are amortized on a straight-line basis over the terms of the agreements.

8. Income Taxes

Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Income tax expense represents taxes payable, net of changes in deferred income tax assets and liabilities during the year. The Company files a consolidated federal income tax return which includes the subsidiaries' taxable income. Under the Company's tax-sharing agreement with its subsidiaries, the subsidiaries are required to pay to the Company an amount equivalent to what it would have paid had it filed a separate company federal income tax return.

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

9. Earnings Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The adoption of SFAS No. 128 had no impact on earnings per share of any year presented.

10. Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired for the purchase of Recticon. This excess is being amortized over a period of 10 years.

NOTE C - SALE OF ASSETS AND LIABILITIES OF AUTOMOTIVE INDUSTRIES, INC.

Automotive entered into an agreement to sell its operating assets as of May 30, 1997. In accordance with the agreement, Automotive sold substantially all of its assets and liabilities for a price of $2,500,000 plus an incentive amount equal to 1% of the aggregate gross sales of all the currently existing 28 locations for each of the three years beginning June 1, 1997 through May 31, 2000, not to exceed $500,000.

As of December 31, 1997, Automotive and the purchaser entered into an agreement which amended the original purchase price. Automotive and the purchaser agreed to delete the incentive purchase amount discussed above, and the parties agreed for the purchaser to pay Automotive an aggregate amount of $425,000 in equal annual installments through June 2000, with no interest. The $425,000 has been recorded at its present value, assuming an 8% imputed interest rate.

In accordance with the sale agreement, essentially all operating assets of that company were sold and liabilities assumed by the buyer.

In accordance with generally accepted accounting principles, the operations of Automotive are included in the accompanying consolidated statement of income as "Discontinued Operations." In addition, the net gain on the sale of that subsidiary is shown as "Gain on Sale of Assets and Liabilities of Automotive Industries, Inc."

NOTE D - RESTRICTED CASH

Recticon has entered into agreements with customers and has purchased machinery consisting of crystal growing and wafer finishing units. The customers have provided cash to Recticon for the purchase and construction of the units. Title of all machinery and equipment purchased is in the name of the customers. Amounts received and not utilized are refundable. At the conclusion of the contracts with these customers, title to the machinery will be given to Recticon for a nominal sum.

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997

NOTE E - U.S. TREASURY BILLS

U.S. Treasury bills consist of the following:

      Face                                              Value at
      value         Interest rate and due date      December 31, 1997
      -----         --------------------------      -----------------

     $500,000       5.38% due January 22, 1998         $493,345
      500,000       6.00% due April 2, 1998             493,361
                                                       --------

                                                       $986,706
                                                       ========


NOTE F - INVENTORIES

    Inventories consist of the following:

       Raw materials and supplies              $1,122,426
       Work in process                          1,273,883
       Finished goods                             110,454
                                               ----------

                                               $2,506,763
                                               ==========
NOTE G - CREDIT ARRANGEMENTS

    Recticon has available a $750,000 revolving line of credit which is due on demand. Interest is payable monthly at the prime rate plus 1/2% (8.25% at December 31, 1997). The line is secured by Recticon's assets and is guaranteed by Acorn. At December 31, 1997, there was $750,000 available under the line of credit.

NOTE H - LONG-TERM DEBT

Recticon has long-term debt consisting of the following:

Term loan at 8.25% interest per annum; principal payable
    in 48 monthly installments of $10,088, with
    final payment due December 30, 2000; secured
    by Recticon's assets                                    $   363,184

Less current maturities                                         121,062
                                                            -----------

                                                            $   242,122
                                                            ===========
                                  (Continued)

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997


NOTE H - LONG TERM DEBT - Continued

    Annual maturities of long-term debt are as follows:

       Year ending December 31,

                  1998                                      $   121,062
                  1999                                          121,062
                  2000                                          121,060
                                                             ----------

                                                            $   363,184
                                                            ===========

NOTE I - DEFERRED INCOME

    Recticon received nonrefundable payments of $2,300,000 from customers in exchange for its commitment to provide certain quantities of product over periods extending until September 2001. The payments received have been recorded as deferred income and are being amortized over the periods of the contracts. The sales price of the product to be delivered under the agreements is permitted to provide a gross profit not to exceed 35%. The customers are not required to purchase any amount of product under the agreements.

    Annual recognition of deferred income is as follows:

         Year ending December 31,

                  1998                  $   466,680
                  1999                      300,000
                  2000                      300,000
                  2001                      183,306
                                        -----------

                                        $ 1,249,986
                                        ===========

NOTE J - INCOME TAXES

    The Company depreciates its machinery and equipment for income tax purposes at rates which vary from those used for financial reporting purposes. In addition, the Company has reported certain income for tax purposes which is being recognized over a period of years for financial statement purposes (note I).


                                  (Continued)

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997

NOTE J - INCOME TAXES - Continued

    The income tax provision consists of the following:

       Current
           Federal                                $     35,000

       Deferred
           Federal                                     568,298
                                                  ------------
                                                  $    603,298
                                                  ============

    Deferred tax assets consist of the following:

       Net operating loss carryforwards            $ 2,079,000
       Depreciation                                   (137,000)
       Deferred income                                 507,000
       Carrying value of assets                        386,000
       Other                                            47,000
                                                   -----------
                                                     2,882,000
       Less valuation allowance                      1,397,000
                                                   -----------
                                                   $ 1,485,000
                                                   ===========

    A valuation allowance has been established against the deferred tax assets of net operating loss carryforwards due to separate return limitations that are applicable to $4,109,000 of losses. The income tax benefits must be reduced to the extent that it is more likely than not the benefits may not be realized.

    The income tax provisions reconciled to the tax computed at the statutory federal rate was as follows:

     Tax at statutory federal rate                   34.0%

     State income taxes, net of federal benefits      4.5

     Net operating losses                            (8.6)

     Other                                           (1.0)
                                                     -----
                                                     28.9%
                                                     =====

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997

NOTE K - COMMITMENTS

    Recticon leases its facilities under a lease agreement which expires on February 28, 2009. Minimum lease payments are as follows:

         Year ending December 31,

                     1998                     $    96,000
                     1999                          96,000
                     2000                          96,000
                     2001                         116,000
                     2002                         120,000
                     Thereafter                   778,000
                                              -----------

                                              $ 1,302,000
                                              ===========

NOTE L - CONCENTRATIONS

    For 1997, three customers of Recticon accounted for 39%, 18% and 11% of sales, respectively.

    For 1997, one vendor accounted for 12% of Recticon's materials purchases.

    The Company and its subsidiaries maintain cash balances at financial institutions, mutual funds and brokerage accounts located throughout the United States. Accounts with financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE M - RELATED PARTY TRANSACTIONS

    During 1997, the Company and its subsidiaries paid a law firm, of which the Company's Chief Executive Officer and Chairman is of counsel, $100,367 for services rendered, including reimbursement of expenses.

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997




NOTE N - EARNINGS PER SHARE

     The Company's calculation of EPS in accordance with SFAS No.
     128 is as follows:

                                            Income        Shares      Per share
                                         (numerator)   (denominator)    amount
                                         -----------   -------------  ---------
Basic EPS
   Income from continuing operations     $  763,459      5,538,164     $   0.14
   Income from discontinued operations      715,692      5,538,164         0.13
                                         ----------                    --------

   Net income                            $1,479,151      5,538,164     $   0.27
                                         ==========                    ========

    Diluted EPS is not presented, as the effect of dilutive securities, consisting of options, has no impact.

    Of the total options outstanding, options to purchase 600,000 shares of common stock ranging from $1.84 to $3.38 per share were outstanding during the year. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price.

NOTE O - STOCK OPTIONS

    The Company has issued stock options to various officers of the Company. The stock options were issued at fair value as of the date of grant and have a term of 10 years from the date of grant. The following is a summary of stock options outstanding at December 31, 1997:

                                                               Weighted
                                                               average
                                                               exercise
                                                   Shares        price
                                                   ------      --------

Outstanding at January 1, 1997                     900,000     $   1.85
Granted                                            100,000         1.58
Cancelled                                         (100,000)        1.16
                                                  --------
Outstanding at December 31, 1997                   900,000     $   1.83
                                                  ========
Options exercisable at December 31, 1997           900,000     $   1.83
                                                  ========


                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997




NOTE O - STOCK OPTIONS - Continued

    The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                        Options outstanding            Options exercisable
                 -------------------------------  -----------------------------
                            Weighted   Weighted               Weighted
Range of                   remaining   average                average
exercise                  contractual  exercise               exercise
  price          Shares      life       price     Shares       price
-------------    ------   -----------  --------   ------      ---------
$0.88 - $1.16    200,000    7 years     $1.02     200,000     $  0.95
$1.58 - $2.00    550,000    6 years      1.18     550,000        1.18
$   3.38         150,000    4 years      3.38     150,000        3.38
                 -------                          -------
                 900,000                          900,000
                 =======                          =======

    The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the option plan. Accordingly, no compensation cost has been recognized. The compensation cost that would have been recognized based upon estimated fair value at the grant dates consistent with the method used in SFAS No. 123, Accounting for Stock-Based Compensation, was immaterial.

    According to the stock option plan, outstanding options can be exercised at the fair value of the Company's common stock as of November 22, 1994
    ($0.5625) if a "change of control" of the Company, as defined in the agreements, occurs. The plan was amended on March 2, 1998 to increase the exercise price to $1.25 in the event of a "change in control." Assuming these shares were exercised, there would be no material impact on earnings per share.

    As of December 31, 1997, no options had been exercised.

    The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting
    for its plans and does not recognize compensation   expense  for  its
    stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, the Company's net earnings and EPS for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below:

     Net earnings
        As reported                    $   1,479,151
        Pro forma                          1,378,151

     Earnings per share
        As reported                             0.27
        Pro forma                               0.25


                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                                December 31, 1997




NOTE O - STOCK OPTIONS - Continued

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before January 1, 1998. The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal year 1997: expected volatility of 40%, risk-free interest rate of 6.81%, and expected life of 10 years. The weighted average fair value of options granted during fiscal year 1997 was $1.59.

NOTE P - COMMON STOCK

    At December 31, 1997, the Company had 20,000,000 shares of common stock authorized, 5,538,906 shares issued, and 5,529,908 shares outstanding.

    During November and December 1997, the Company repurchased 9,000 shares of its common stock through the open market. The total cash outlay was $13,950.

NOTE Q - SUBSEQUENT EVENT

    Subsequent to December 31, 1997, the Company announced its intention to repurchase up to 1,500,000 shares of its common stock. Through February 2, 1998, 1,357,000 shares had been repurchased at a cost of $2,141,492.

Report of Independent Accountants






Board of Directors
Automotive Industries, Inc.

We have audited the accompanying balance sheets of Automotive Industries, Inc., a wholly owned subsidiary of Acorn Venture Capital Corporation, as of May 31, 1997 and December 31, 1996, and the related statements of operations, shareholder's equity and cash flows for the five months ended May 31, 1997 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Automotive Industries, Inc. as of May 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the five months ended May 31, 1997 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

As more fully described in Note 2, on May 30, 1997 the Company sold substantially all of its assets and liabilities to a third party.



Coopers & Lybrand L.L.P.



Jacksonville, Florida

August 21, 1997,  except for the second paragraph of
Note 2, as to which date is December 3, 1997

                          Automotive Industries, Inc.
                                 BALANCE SHEETS
                       May 31, 1997 and December 31, 1996

        ASSETS                                     1997                1996
        ------                                     ----                ----
Current assets:
   Cash and cash equivalents                       $ 1,888,277  $ 1,161,632
   Trade accounts receivable (net
     of allowance for doubtful
     accounts of $49,420 in
     December 31, 1996)
                                                          --        510,411
   Receivable from parent                              562,500      434,000
   Other receivables                                      --        118,290
   Receivable from purchaser                           121,696         --
   Inventory                                              --      1,570,991
   Prepaid expenses                                      4,500      141,812
   Deferred taxes                                         --        150,665
                                                   -----------  -----------
        Total current assets                         2,576,973    4,087,801

   Property and equipment, net                            --      1,881,897
   Deferred taxes                                      553,560      678,194
   Goodwill, net                                          --      1,031,011
   Receivable from purchaser                           243,393         --
   Other assets                                           --        136,547
                                                   -----------  -----------

        Total assets                               $ 3,373,926  $ 7,815,450
                                                   ===========  ===========

        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                $    44,442  $ 2,153,241
   Current portion of long-term debt                   562,500      165,335
   Current portion of capital leases                      --         36,992
   Accrued expenses                                     81,602      378,476
   Deferred revenue                                       --        185,510
                                                   -----------  -----------
        Total current liabilities                      688,544    2,919,554

Long-term debt                                            --      1,633,049
Obligations under capital leases                          --         63,788
Deferred credit                                           --        505,619
                                                   -----------  -----------

        Total liabilities                              688,544    5,122,010
                                                   -----------  -----------

Contingencies and commitments (Notes
  5 and 7)

Shareholder's equity:
   Common stock, $.01 par value;
   3,000 shares authorized,
   142 shares issued and outstanding
                                                             1            1
   Additional paid-in capital                        2,359,234    2,793,234
   Retained earnings (deficit)                         326,147      (99,795)
                                                   -----------  -----------

        Total shareholder's equity                   2,685,382    2,693,440
                                                   -----------  -----------

        Total liabilities and
          shareholder's
          equity                                   $ 3,373,926  $ 7,815,450
                                                   ===========  ===========

The accompanying notes are an integral part of these financial statements

                          Automotive Industries, Inc.
                            STATEMENTS OF OPERATIONS
   for the five months ended May 31, 1997 and the year ended December 31, 1996


                                              1997                1996
                                              ----                ----
Sales:
   Merchandise sales                        $  5,112,751    $ 13,560,831
   Labor sales                                 2,658,613       7,119,904
                                            ------------    ------------
      Total sales                              7,771,364      20,680,735

Cost of sales                                  3,528,024       9,282,321
                                            ------------    ------------

      Gross profit                             4,243,340      11,398,414

Operating expenses                             4,393,415      11,403,224
Depreciation                                     196,342         395,474
Amortization                                      35,799          94,918
                                            ------------    ------------

      Operating loss                            (382,216)       (495,202)

Other (expense) income:
   Gain on sale of assets and liabilities      1,795,225            --
   Recovery of receivable and advances
   made to affiliate, net                           --           750,070
   Management fees to parent                    (475,000)           --
   Severance pay to former employees            (160,000)           --
   Interest expense                              (82,529)       (151,606)
   Other income                                    5,761           9,520
                                            ------------    ------------
      Total other income, net                  1,083,457         607,984
                                            ------------    ------------

Net income before income taxes                   701,241         112,782

Income tax benefit (provision)                  (275,299)      1,262,859
                                            ------------    ------------

Net income                                  $    425,942    $  1,375,641
                                            ============    ============




The accompanying notes are an integral part of these financial statements.

                          Automotive Industries, Inc.
                       STATEMENTS OF SHAREHOLDER'S EQUITY
     for the five months ended May 31, 1997 and the year ended December 31,


                    Common Stock     Additional    Retained        Total
                    ------------      Paid-In      Earnings     Shareholder's
                   Shares   Amount     Capital     (Deficit)       Equity
                   ------   ------     -------     ---------    -------------

Balance at            142  $      1  $ 3,054,834   $(1,475,436)  $ 1,579,399
December 31,
1995

Dividends            --        --       (261,600)         --        (261,600)
($1,842 per
share)

Net income           --        --           --       1,375,641     1,375,641


Balance at            142         1    2,793,234       (99,795)    2,693,440
December 31,
1996

Dividends            --        --       (434,000)         --        (434,000)
($3,056 per
share)

Net income           --        --           --         425,942       425,942
                 --------  --------  -----------   -----------   -----------

Balance at May        142  $      1  $ 2,359,234   $   326,147   $ 2,685,382
31, 1997         ========  ========  ===========   ===========   ===========



The accompanying notes are an integral part of these financial statements.

                          Automotive Industries, Inc.
                            STATEMENTS OF CASH FLOWS
  for the five months ended May 31, 1997 and the year ended December 31, 1996

                                                  1997             1996
                                                  ----             ----
Cash flows from operating activities:
   Net income                                  $   425,942    $ 1,375,641
   Adjustments  to  reconcile  net
    income  to net cash  (used in)
    provided  by
    operating activities:
      Deferred taxes                               275,299       (828,859)
      Gain on sale of assets                    (1,795,225)          --
      Depreciation and amortization                232,141        490,392
      Imputed interest                              53,321         97,740
      Loss on sale of property and equipment         3,645         66,248
      Changes in operating assets and
        liabilities:
        Trade accounts receivable and other
          receivables                               93,873        (12,342)
        Note receivable from related party            --          341,053
        Receivable from parent                        --         (434,000)
        Inventory                                   98,524        372,137
        Prepaid and other assets                    89,292         52,463
        Accounts payable                          (485,960)      (548,234)
        Accrued expenses                           103,070        (38,772)
        Deferred revenue                              --           55,510
        Deferred credit                            (53,321)       (97,758)
                                               -----------    -----------
           Net cash (used in) provided by
          operating activities                    (959,399)       891,219

                                               -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of property and
     equipment                                       6,000         21,025
   Purchases of property and equipment            (148,366)      (686,676)
                                               -----------    -----------
           Net cash used in investing
               activities                         (142,366)      (665,651)
                                               -----------    -----------

Cash flows from financing activities:
   Payments on long-term debt and capital
     lease obligations                            (109,090)      (275,702)
   Dividends paid                                     --         (261,600)
   Capital contribution received from
     parent                                           --          460,330
   Proceeds from borrowings of long-term
     debt                                             --          987,929
   Loan to parent                                 (600,000)          --
   Repayment of loan to parent                      37,500           --
   Proceeds from sale of assets                  2,500,000           --
                                               -----------    -----------
           Net cash provided by
             financing activities                1,828,410        910,957
                                               -----------    -----------

Increase in cash and cash equivalents              726,645      1,136,525
Cash and cash equivalents at
    beginning of year                            1,161,632         25,107
                                               -----------    -----------
Cash and cash equivalents at end of year       $ 1,888,277    $ 1,161,632
                                               ===========    ===========

Supplemental Disclosure of Cash
 Flow Information:
   Cash paid for interest                      $    57,678    $    53,866

Supplemental Schedule of Noncash Investing
and Financing Activities:
   Imputed interest recorded from
      bond discount                            $      --      $   312,810
   Dividend declared to parent for
      satisfaction of receivable                   434,000           --




The accompanying notes are an integral part of these financial statements.

                          Automotive Industries, Inc.
                         NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization  and  Nature of  Operations

Automotive Industries, Inc. (Automotive) is a Delaware corporation, headquartered in Jacksonville, Florida. Automotive operated 28 retail stores which sold automotive tires, accessories, and related services through a network of company-owned retail stores located primarily in North Florida and South Georgia. See Note 2 for sale of assets of Automotive. Automotive is a wholly owned subsidiary of Acorn Venture Capital Corporation (Acorn).

Accounts  Receivable

Automotive sold its products and services and extended credit to local businesses and individual consumers located in North Florida and South Georgia. Automotive maintained allowances for uncollectible accounts based on historical experience, an evaluation of estimated collectibility of outstanding balances and other relevant information. Automotive did not require collateral.

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits in banks and money market accounts.

Inventory

Inventory of tires and automotive accessories were stated at the lower of weighted average cost or market.

Property  and  Equipment

Property and equipment was stated at cost and is depreciated using straight-line methods over the assets' estimated useful lives. Estimated useful lives were as follows:
                                                               Years
                                                             ----------

    Buildings                                                 15 to 40
    Shop equipment                                             3 to 10
    Office equipment and automobiles                           3 to 10
    Leasehold improvements                                     3 to 10

                                  (Continued)

                          Automotive Industries, Inc.
                         NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Goodwill

Goodwill represented the excess of cost over the fair value of the net assets acquired and was being amortized on a straight-line basis over 15 years.

Deferred  Revenue

Automotive sold a road hazard warranty on certain of its tires. This revenue was deferred and recognized over the warranty period in which service costs were incurred.

Deferred  Taxes

Automotive's parent company, Acorn, files a consolidated federal income tax return which includes Automotive's taxable income. Under Acorn's tax-sharing agreement with its subsidiaries, Automotive is required to pay or receive to/from Acorn an amount equivalent to what it would have paid or received had Automotive filed a separate federal income tax return.

Deferred income tax liabilities and assets are determined using currently enacted tax rates applicable to the period in which deferred tax liabilities or assets are expected to be settled or realized. The tax benefits recognized must be reduced by a valuation allowance to the extent it is more likely than not the benefits may not be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SALE OF ASSETS AND LIABILITIES:

Automotive entered into an agreement to sell its operating assets as of May 30, 1997. In accordance with the agreement, Automotive has sold substantially all of its assets and liabilities for a price of $2,500,000 plus an incentive amount equal to one percent (1%) of the aggregate gross sales of all the currently existing 28 locations for each of the three years beginning June 1, 1997 through May 31, 2000 not to exceed $500,000.

                                  (Continued)

                          Automotive Industries, Inc.
                         NOTES TO FINANCIAL STATEMENTS


2. SALE OF ASSETS AND LIABILITIES, Continued:

As of December 3, 1997, Automotive and purchaser entered into an agreement which amended the original purchase price. Automotive and purchaser agreed to delete the incentive purchase amount discussed above and the parties agreed for the purchaser to pay Automotive an aggregate amount of $425,000 to be paid in equal annual installments through June 2000, with no interest. The $425,000 has been recorded at its present value assuming a 8% imputed interest rate.

In accordance with the agreement, the following assets were sold: all trade accounts receivable and other miscellaneous receivables excluding receivables from Acorn and from any officers, directors or affiliates; all inventory; all property and equipment; all leases used in the conduct of business; all prepaid expenses excluding any prepaid income taxes; all guarantees, warranties, indemnities and similar rights related to any asset; all goodwill; and all cash and cash equivalents.

In addition,  Automotive   assigned the following  liabilities to the purchaser:
All current and long-term debt other than such debt owed to Falken Tire in excess of $300,000; all regular accounts payable excluding amounts due to officers or affiliates; all accrued expenses; all current sales tax payable; all deferred revenue; all capitalized lease obligations; all liabilities and obligations under contracts accrued or to be performed from and after the closing date; all indemnities, warranties, service or other obligations and liabilities arising out of or relating to goods manufactured or sold or services provided by the seller on or before the closing date.

3. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                            1997                1996
                                            ----                ----

Land                                 $         --     $         176,100
Buildings and building improvement             --               203,904
Plant and shop equipment                       --             1,215,140
Office equipment and automobiles               --               694,562
Leasehold improvements                         --               440,353
                                     --------------   -----------------
                                               --             2,730,059
Less accumulated depreciation                  --              (848,162)
                                     --------------   -----------------
                                     $         --     $       1,881,897
                                     ==============   =================

                          Automotive Industries, Inc.
                         NOTES TO FINANCIAL STATEMENTS



4. LONG-TERM DEBT:

Long-term debt is summarized as follows at
  December 31:
                                                           1997         1996
                                                           ----         ----
Non-interest bearing note issued in connection
with Falken Tire Corporation supply  agreement
due December 31, 2001  (discounted at an imputed
interest rate of 13%) net of  unamortized
discount of $312,810 at December 31, 1996,
without collateral                                     $  562,000   $  579,690

Non-interest bearing note payable to Pirelli
Armstrong in installments through February 1, 2002
(discounted at an imputed interest rate of 13%) net
of unamortized discount of $192,809 at December 31,
1996 without collateral
                                                             --        853,191

Note payable, interest at 11.75%, payable in monthly
installments of $258, through May 1, 2000,
collateralized by a vehicle
                                                             --          8,796

Note payable, interest at 12.77% payable in monthly
installments of $3,781, through May 1, 2002,
collateralized by computer equipment
                                                             --        124,117

Note payable, interest at 13.15% payable in monthly
installments of $5,069, through July 1, 2000,
collateralized by computer equipment
                                                             --        171,705

Note payable, interest at 12.77% payable in monthly
installments of $1,646, through December 2000,
collateralized by computer equipment
                                                             --         60,885
                                                       ----------   ----------

      Total                                               562,000    1,798,384
      Less current portion                                562,500      165,335
                                                       ----------   ----------

      Long-term portion                                $     --     $1,633,049
                                                       ==========   ==========

The non-interest bearing note to Pirelli Armstrong (Pirelli) was renegotiated on November 20, 1996 and extended the terms through February 1, 2002. The note was in the form of a supply agreement, however, Automotive is no longer selling Pirelli tires through the supply agreement and Automotive was paying off the related note payable in monthly installments through the purchase date. The Pirelli note was assumed by the purchasers.

                                  (Continued)

The non-interest bearing note issued in connection with the Falken Tire Corporation (Falken) supply agreement was renegotiated on January 1, 1997, which provided additional proceeds of $600,000 and extended the terms through December 31, 2001. Interest was imputed on this transaction at a rate deemed commensurate with the current rate of borrowing and, accordingly, debt discount totaling $312,810 was recorded as a reduction of the carrying value of this debt at December 31, 1996. The Falken agreement provides that if the amount of tire purchases required by the agreement is not met over specified periods of time, the debt becomes due upon demand and interest accrues at a rate of 1.5% per month or at the maximum rate permitted by law, whichever is less thereafter. At December 31, 1996, Automotive was in compliance with all debt covenants. As of May 31, 1997, the purchaser assumed a significant amount of Automotive's outstanding debt, and the portion of the debt not assumed by the purchaser of $562,500 at May 31, 1997 was paid by Automotive on June 2, 1997.

The deferred credit of $505,619 at December 31, 1996 resulted from imputed interest on the Pirelli and Falken notes and was amortized as a reduction of cost of goods sold over the lives of the related notes. Amortization of $53,321 and $97,740 was recorded for the five months ended May 31, 1997 and the year ended December 31, 1996. This deferred credit was assumed by the purchaser as a result of the sale of Automotive on May 31, 1997.

5. LEASES:

The cost and related accumulated amortization of assets under capital leases was $144,517 and $24,500 at December 31, 1996.

Automotive also leases certain store sites, office space, and equipment under operating leases. The leases expire at various dates through August 15, 2000. Total rent expense for the five months ended May 31, 1997 and year ended December 31, 1996 was $562,601 and $1,389,080, respectively.

All of the leases were assumed by the purchaser.

6. INCOME TAXES:

The  provision  (benefit)  for income  taxes for the five months ended
May 31, 1997 and the year ended December 31, 1996 consists of the following:

                                                     1997       1996
                                                     ----       ----

Current                                           $    --     $  (434,000)
Deferred                                             275,299     (828,859)
                                                  ----------  -----------
Income tax expense (benefit)                      $  275,299  $(1,262,859)
                                                  ==========   ===========

                                  (Continued)

                          Automotive Industries, Inc.
                         NOTES TO FINANCIAL STATEMENTS


6. INCOME TAXES, Continued:

The benefit (provision) for income taxes on income differs from the amount computed by applying the U.S. federal income tax (35%) because of the effect of the following items:

                                            1997             1996
                                            ----             ----

Tax expense at federal statutory rate   $   245,434    $    39,500
Net operating losses utilized in the
   current year by
   consolidated group                          --         (434,000)
State tax, net of federal benefit            25,028           --
Valuation allowance                            --         (828,859)
Other                                         4,837        (39,500)
                                        -----------    -----------

                                        $   275,299    $(1,262,859)
                                        ===========    ===========

Significant components of Automotive's deferred tax liabilities and assets as of May 31, 1997 and December 31, 1996 are as follows:

                                                 1997         1996
                                                 ----         ----
Deferred tax assets (liabilities):
   Operating loss carryforward, expires 2010   $ 553,560   $ 739,000
   Bad debt reserve                                 --         4,521
   Inventory costs                                  --        62,631
   Property and equipment                           --       (70,509)
   Other assets                                     --         9,703
   Accrued vacation and deferred revenue            --        83,513
                                               ---------   ---------
        Total net deferred tax assets          $ 553,560   $ 828,859
                                               =========   =========

Pursuant to a tax sharing agreement with Acorn, deferred tax assets (principally arising from net operating loss carryforwards) can be used within the consolidated group, therefore no valuation allowance has been recognized, since it is more likely than not that the deferred tax assets will be realized.

7. DEFINED CONTRIBUTION PENSION PLAN:

Automotive had a defined contribution pension plan which covers all full-time employees who have completed six months of service and are 21 years of age or older. Employer matching contributions to the plan are at the discretion of management. No employer contributions were made in 1997 and 1996.

                          Automotive Industries, Inc.
                         NOTES TO FINANCIAL STATEMENTS


8. FINANCIAL INSTRUMENTS:

Financial instruments that subject Automotive to concentrations of credit risk are cash and receivables. Automotive places its cash in what it believes to be high quality financial institutions which may, at times, exceed FDIC insurance limits. In management's opinion, there are no significant concentrations of credit risk at May 31, 1997.

9. RELATED PARTY TRANSACTIONS:

During 1996, Automotive received $997,500 from an affiliate for payment of receivables outstanding at December 31, 1995 that were written off in 1995. The affiliate received the above funds from a litigation settlement with a third party. During 1996, approximately $247,430 of expenses were allocated to the affiliate which were incurred by Automotive on behalf of the affiliate.

During 1996, Automotive approved and paid dividends of $261,600. The Board of Directors of Acorn approved a capital contribution of $677,335 to Automotive for 1995, of which $460,330 was paid in 1996.

During 1996, Automotive recorded a receivable of $434,000 due from Acorn in connection with the tax sharing agreement entered into during the year. In 1997, Automotive declared a dividend of $434,000 to Acorn for satisfaction of this receivable. During 1997, Automotive advanced $1,075,000 to Acorn. This amount was comprised of $475,000 of management fees and a $600,000 note receivable from Acorn at 8% interest with the principal due on May 31, 1997.

Subsequent  to  May  31,  1997  Automotive  Industries,   Inc.  declared  a
liquidating dividend of its remaining assets to Acorn.

                        Report of Independent Accountants


Board of Directors
Acorn Venture Capital Corporation


     We have audited the accompanying balance sheet of Acorn Venture Capital Corporation as of December 31, 1996, and the related statements of operations, changes in net assets and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments by physical inspection or confirmation as of December 31, 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in the notes to the financial statements, as of December 31, 1996 the financial statements include securities valued at $16,812,981 (comprising substantially all of net assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of value of such securities and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acorn Venture Capital Corporation as of December 31, 1996, and the results of its operations, changes in net assets and cash flows for the two years then ended in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.

Philadelphia, Pennsylvania
March 28, 1997

                       Acorn Venture Capital Corporation

                                  BALANCE SHEET

                                December 31, 1996



ASSETS
    Investments at fair or market value
      Investments in and advances to
       majority-owned companies
         Recticon Enterprises, Inc.(100% owned)           $ 13,900,000
         Automotive Industries, Inc.(100% owned)             2,900,000
         ServiceMax Tire & Auto Centers, Inc.
          (100% owned)                                             --
                                                          ------------

                                                            16,800,000

      Other common stocks and warrants                          12,981
      Certificate of deposit                                   100,000
      U.S. Treasury bills                                      250,341
                                                          ------------

                Total investments (cost of $13,122,865)     17,163,322

      Cash and cash equivalents                                951,782
      Receivable from affiliates                               458,093
      Other assets                                               4,555
                                                          ------------

                Total assets                                18,577,752

LIABILITIES
    Accounts payable                                            36,445
    Payables to affiliates                                     434,000
    Deferred income taxes                                    1,962,619
                                                          ------------

                Net assets                                $ 16,144,688

NET ASSETS
    Common stock, par value $0.01 per share,
      authorized 20,000,000 shares, issued
      and outstanding 5,538,906 shares                    $     55,389
                                                          ------------

    Additional paid-in capital                              14,090,156

    Accumulated
      Net investment income                                    274,607
      Net realized losses on investments                      (886,921)
      Net unrealized accumulated appreciation
         of investments (net of taxes
         of $1,429,000)                                      2,611,457
                                                          ------------
                                                             1,999,143
                                                          ------------
    Net assets applicable to outstanding
      common shares (equivalent to $2.91 per
      share based on outstanding common shares of
      5,538,906)                                          $ 16,144,688
                                                          ============




The accompanying notes are an integral part of this statement.

                        Acorn Venture Capital Corporation

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                  1996             1995
                                              -----------    -----------
Investment income
    Interest, including interest on notes
      from majority-owned
      companies of $67,740 in 1995            $    15,062    $   101,312
    Dividends from majority-owned companies       661,600        447,500
    Consulting and management fees from
     majority-owned companies                     600,000        182,500
    Other income                                  752,500         10,000
                                              -----------    -----------
                                                2,029,162        741,312
                                              -----------    -----------

Expenses
    Compensation                                  552,842        374,542
    Consulting fees                                12,568        262,565
    Legal and accounting                          162,812         71,809
    Registration fees                              13,545         13,501
    Interest and other                            105,261        156,048
                                              -----------    -----------
                                                  847,028        878,465
                                              -----------    -----------

           Net investment income (loss)         1,182,134       (137,153)
                                              -----------    -----------

Realized and unrealized gains (losses)
  on investments
    Realized gains (losses) from
     sales of investments                          25,000        (89,061)
    Net change in unrealized
     appreciation of investments                1,533,000      4,704,559
                                              -----------    -----------

           Net realized and unrealized
            gains on investments                1,558,000      4,615,498
                                              -----------    -----------

           Net increase in net assets
            resulting from operations
            before income tax expense           2,740,134      4,478,345

Income tax expense                                779,000        650,000
                                              -----------    -----------

           NET INCREASE IN NET ASSETS
            RESULTING FROM
            OPERATIONS                        $ 1,961,134    $ 3,828,345
                                              ===========    ===========

Per share amounts
    Net investment income (loss)              $      0.21    $     (0.02)
    Net realized gains (losses)
     on investments                                  --            (0.02)
    Net unrealized gains on
     investments                                     0.28           0.84
    Income tax provision                            (0.14)         (0.11)
                                              -----------    -----------

                                              $      0.35    $      0.69
                                              ===========    ===========

Weighted average number of shares
    used in per share
    computations                                5,658,748      5,584,892
                                              ===========    ===========



The accompanying notes are an integral part of these statements.

                        Acorn Venture Capital Corporation

                       STATEMENTS OF CHANGES IN NET ASSETS

                             Year ended December 31,




                                                  1996              1995
                                              ------------    -------------

Net investment income (loss)                  $  1,182,134    $   (137,153)
Net realized gains (losses)
  from sales of investments                         25,000         (89,061)
Net change in unrealized
  appreciation of investments                    1,533,000       4,704,559
Income tax provision                              (779,000)       (650,000)
                                              ------------    ------------

       NET INCREASE IN NET ASSETS RESULTING
           FROM OPERATIONS                       1,961,134       3,828,345

Capital share transactions
    Treasury stock (50,000 shares)                    --           (39,000)
                                              ------------    ------------

       Net increase in net assets                1,961,134       3,789,345

Net assets at beginning of year                 14,183,554      10,394,209
                                              ------------    ------------

Net assets at end of year                     $ 16,144,688    $ 14,183,554
                                              ============    ============




The accompanying notes are an integral part of these statements.

                        Acorn Venture Capital Corporation

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                       1996           1995
                                                    -----------    -----------
Cash flows from operating activities
    Net increase in net assets resulting
        from operations                             $ 1,961,134    $ 3,828,345
    Adjustments to reconcile net
        increase in net assets resulting
        from operations to net cash
        provided by (used in)
        operating activities
      Change in unrealized appreciation of
         investments                                 (1,533,000)    (4,704,559)
      (Gains) losses on sales of investments            (25,000)        89,061
      Deferred income taxes                           1,312,619        650,000
      Adjustment to ServiceMax cost basis
        for utilization of net
        operating losses                                293,000           --
      Changes in operating assets and liabilities
         Receivable from affiliates                    (358,093)       (50,000)
         Other assets                                     1,628        131,881
         Accounts payable                                32,053         (1,508)
         Payables to affiliates                         390,456         43,544
                                                    -----------    -----------

           Net cash provided by (used in)
              operating activities                    2,074,797        (13,236)
                                                    -----------    -----------

Cash flows from investing activities
    Investment in Recticon Enterprises, Inc.           (160,000)          --
    Investment in Automotive Industries, Inc.          (460,330)      (217,005)
    Investment in ServiceMax Tire & Auto
      Centers, Inc.                                        --       (1,200,000)
    Proceeds from sale of investment
      in Madison Avenue Propulsion
      Corporation                                          --          388,555
    Purchase of convertible debentures                     --          100,000
    Collections on notes receivable                      25,000         20,000
    Purchase of certificates of deposit                (200,000)          --
    Redemption of certificates of deposit               100,000        100,000
    Purchase of U.S. Treasury bills                    (740,710)      (199,093)
    Proceeds from sales of U.S. Treasury bills          689,462        593,691
    Purchase of equipment and other                        --           (5,325)
                                                    -----------    -----------

          Net cash used in investing activities        (746,578)      (419,177)
                                                    -----------    -----------

Cash flows from financing activities
    Proceeds from note payable to
      Recticon Enterprises, Inc.                           --          760,000
    Payment on note payable to
      Recticon Enterprises, Inc.                       (760,000)          --
                                                    -----------    -----------

          Net cash (used in) provided
            by financing activities                    (760,000)       760,000
                                                    -----------    -----------

          NET INCREASE IN CASH AND
            CASH EQUIVALENTS                            568,219        327,587

Cash and cash equivalents at
  beginning of year                                     383,563         55,976
                                                    -----------    -----------

Cash and cash equivalents at
  end of year                                       $   951,782    $   383,563
                                                    ===========    ===========



                                   (Continued)

                        Acorn Venture Capital Corporation

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                         1996         1995
                                                       --------   -------------

Supplemental disclosure of cash flow information
     Cash paid for taxes                               $ 38,000   $        --
                                                       ========   =============

     Capital contribution to Automotive
       Industries, Inc. approved
       in 1995 but paid in 1996                        $   --     $     460,330
                                                       ========   =============

     Receipt of 50,000 shares of the
       Company's common stock
       for settlement of litigation
       with former management of
       ServiceMax Tire & Auto Centers, Inc.            $   --     $      39,000
                                                       ========   =============

     Sale of investment in Madison Avenue
       Propulsion Corporation
       common stock in exchange
       for a note receivable                           $   --     $      50,000
                                                       ========   =============

     Retirement  of $ 50,000 of treasury
       stock  received  in  settlement  of
       litigation with former management of
       ServiceMax Tire & Auto Centers, Inc.            $ 39,000   $        --
                                                       ========   =============






The accompanying notes are an integral part of these statements.

                        Acorn Venture Capital Corporation

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996




NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    1.  Organization and Nature of Operations

    Acorn Venture Capital Corporation (the Company) was incorporated under the laws of the State of Delaware on September 8, 1983. The Company was a nondiversified, closed-end management investment company and has filed with the Securities and Exchange Commission a notification of election to be treated as a "business development company" as that term is defined in the Investment Company Act of 1940, as amended. The Company's primary investment objective has been achievement of long-term capital appreciation of its assets, rather than current income, by making investments in, and providing managerial assistance to, emerging and established companies that management believes offer significant potential for growth.

    2.  Investments

    The Company held three wholly-owned subsidiaries during 1996 - Recticon Enterprises, Inc. (Recticon), Automotive Industries, Inc. (Automotive) and ServiceMax Tire & Auto Centers, Inc. (ServiceMax) - which are neither investment companies nor business development companies. Accordingly, the accounts of such subsidiaries are not consolidated with those of the Company. Recticon manufactures monocrystalline silicon wafers which are used in the microelectronics industry. Automotive owns and operates full-service automotive retail centers in northern Florida and southeast Georgia.
    ServiceMax operated tire and service facilities at gas station and convenience store locations in Michigan. ServiceMax closed its facilities in 1996.

    The Company's investments in these wholly-owned subsidiaries, notes receivable, and other common stocks, warrants and convertible debentures are restricted investments and are valued at fair value as determined by the Board of Directors (see notes B, C and D).

    The net change in unrealized appreciation of investments for the years ended December 31, 1996 and 1995 was $1,533,000 and $4,704,559, respectively, and
    includes  gross  unrealized   appreciation  of  $1,533,000  and  $9,304,250,
    respectively, and gross unrealized depreciation of $0 and $4,599,691, respectively.

    3.  Use of Estimates

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


                                   (Continued)

                        Acorn Venture Capital Corporation

                                December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

    4.  Income Taxes

    The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company files a consolidated federal income tax return with its three wholly-owned subsidiaries.

    Under the Company's tax sharing agreement with its wholly-owned subsidiaries, the subsidiaries are required to pay Acorn an amount equivalent to the federal income taxes that would have been paid if the subsidiaries filed separate federal income tax returns.

    5.  Cash and Cash Equivalents

    For the purpose of the statements of cash flows, the Company considers cash and liquid investments, including certificates of deposits with original maturities of three months or less, to be cash and cash equivalents.

    6.  Per Share Amounts

    Per share amounts are computed using the weighted average number of shares of common stock and common stock equivalents outstanding in each year. Common stock equivalents consist of stock options.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has determined its earnings per share based on Accounting Principles Board (APB) Opinion No. 15.

NOTE B - INVESTMENTS IN AND ADVANCES TO MAJORITY-OWNED COMPANIES

    The Company's wholly-owned investments are valued at fair value by the Board of Directors as these investments are not readily marketable. In determining fair value, the Board of Directors considers a number of factors which influence the value of the Company's investments, including current and expected future operating performance, industry and general market and economic trends, the competitive marketplace, and other factors. The Company's wholly-owned investments at December 31, 1996 are as follows:

    Recticon Enterprises, Inc.
                                                        Value at
Number of             Type of issue                  December 31,
shares              and name of issuer                   1996
-----------------   -------------------------  ------------------------

     100            Common stock of Recticon
                    Enterprises, Inc.,
                    100% owned (86.1% of net
                    assets at December 31,
                    1996)                            $13,900,000
                                                     ===========

                                   (Continued)

                        Acorn Venture Capital Corporation

                                December 31, 1996




NOTE B - INVESTMENTS IN AND ADVANCES TO MAJORITY-OWNED COMPANIES - Continued

    During the year ended December 31, 1996, the Company made capital contributions to Recticon totalling $160,000. Recticon paid the Company dividends of $400,000 during 1996. Also during 1996, Recticon paid the Company $918,619 for utilization of net operating loss carryforwards, of which the Company has established a payable of $53,267 to Automotive for utilization of Automotive's net operating loss carryforwards. During 1995, Recticon advanced funds and issued a promissory note to the Company in the amount of $760,000, accruing interest at 10.25% and due July 15, 1997, which was repaid in 1996. The accrued interest on this promissory note was forgiven. Recticon paid the Company management fees totalling $600,000 and $195,000 during 1996 and 1995, respectively. As of December 31, 1996, the Company has guaranteed a $750,000 line of credit and term loan with an outstanding balance of $484,246 at December 31, 1996 obtained by Recticon.

    The Board of Directors approved increases in the valuation of the investment in Recticon from $12,500,000 at December 31, 1995 to $13,900,000 at December 31, 1996. Cost at December 31, 1996 amounted to $3,355,750.

    The following selected financial data of Recticon has been derived from the audited financial statements as of and for the years ended December 31, 1996 and 1995:

                                         1996         1995
                                      ----------   ----------
Statement of Operations Data

  Total net sales                     $9,842,345   $6,491,505
  Total cost of goods sold             6,163,131    4,670,714
                                      ----------   ----------

          Gross margin                 3,679,214    1,820,791

  Operating expenses                   1,250,587      835,525
  Management fees to parent company      600,000      195,000
  Income taxes                           746,674      367,936
                                      ----------   ----------

          Net income                  $1,081,953   $  422,330
                                      ==========   ==========

Balance Sheet Data

          Total assets                $5,977,167
                                      ==========

          Total liabilities           $3,643,883
          Stockholders' equity         2,333,284
                                      ----------

                                      $5,977,167
                                      ==========



                                   (Continued)

                        Acorn Venture Capital Corporation

                                December 31, 1996



NOTE B - INVESTMENTS IN AND ADVANCES TO MAJORITY-OWNED COMPANIES - Continued

      Automotive Industries, Inc.
                                                        Value at
Number of             Type of issue                  December 31,
shares              and name of issuer                   1996
-----------------   -------------------------  ------------------------

    142              Common stock of Automotive
                      Industries, Inc., 100%
                      owned (18% of net assets
                      at December 31, 1996)          $ 2,900,000
                                                     ===========

    The Board of Directors valued the investment in Automotive at $2,900,000. Cost at December 31, 1996 amounted to $3,577,335.

    During  1996 and 1995,  Automotive  declared  and paid  dividends  totalling
    $261,600 and $447,500, respectively. The Company's Board of Directors approved capital contributions of $677,335 for 1995, which was recorded as an unrealized loss in 1995 due to poor operating performance of Automotive in 1995. Of this contribution, $460,330 was paid in 1996.

    Subsequent to year-end, the Company received $1,075,000 from Automotive. This amount was comprised of management fees of $475,000 and a $600,000 note payable to Automotive at 8% interest, with the principal due on December 31, 1997.

    The Company also guarantees a $900,000 note payable to a supplier of Automotive.

    The following selected financial data of Automotive has been derived from its 1996 financial statements.

                                                   1996            1995
                                           ------------    ------------

Statement of Operations Data

   Total net sales                         $ 20,680,735    $ 19,307,943
   Total cost of goods sold                   9,282,321       8,657,925
                                           ------------    ------------
          Gross margin                       11,398,414      10,650,018
   Other income                                 607,984          75,475
   Total expenses                           (11,893,616)    (12,314,179)
   Income tax benefit                         1,262,859          83,000
                                           ------------    ------------
          Net income (loss)                $  1,375,641    $ (1,505,686)
                                           ============    ============

                                   (Continued)

                        Acorn Venture Capital Corporation

                                December 31, 1996


NOTE B - INVESTMENTS IN AND ADVANCES TO MAJORITY-OWNED COMPANIES - Continued

Balance Sheet Data

          Total assets                     $  7,815,450
                                           ============
          Total current liabilities        $  2,919,554
          Other liabilities and debt          2,202,456
          Stockholders' equity                2,693,440
                                           ------------
                                           $  7,815,450
                                           ============

    During 1995, Automotive wrote off approximately $1,400,000 of notes receivable and advances to ServiceMax that were deemed uncollectible, of which $997,500 was collected in 1996 as a result of a settlement with a third party by ServiceMax.

    ServiceMax Tire & Auto Centers, Inc.

    The Company has 23,210 shares of common stock of ServiceMax with an accumulated cost of $5,619,503 as of December 31, 1996.

    During 1995, the Company made additional capital contributions of $1,200,000. As of December 31, 1996 and 1995, the Board of Directors valued its investment in ServiceMax at $-0- due to continued operating losses and a significant liability. During 1996, the operations of ServiceMax were closed.

    During 1996, $1,750,000 was received from a third party with respect to certain claims in exchange for general releases, of which $752,500 was remitted directly to the Company and is recorded as "Other Income" in the accompanying statements of operations. The remaining balance of $997,500 was remitted to Automotive in settlement of outstanding liens and payables.

NOTE C - NOTES RECEIVABLE

    The Company held a $500,000 note receivable from Digital Products Corporation which the Board of Directors valued at $-0- at December 31, 1996 and 1995. In connection with the Company's note, the Company held 750,000 restricted warrants which expired during 1996.

                                   (Continued)

                        Acorn Venture Capital Corporation

                                December 31, 1996


NOTE D - OTHER COMMON STOCK AND WARRANTS

                                                                    Value at
Number of                                                          December 31,
shares       Type of issue and name of issuer                          1996
---------  ----------------------------------------------          ------------

           Common stock - restricted
           -------------------------

49,565     Amerinex Artificial Intelligence, Inc.                   $      9,913

    24     Cardiac Control Systems, Inc.                                      68

           Warrants - restricted

30,000     Aqua Care Systems, Inc. - each entitling the holders
              to purchase 1 common share at $3.00 per share,
              exercisable through April 17, 1997                           3,000
                                                                    ------------

           (0.08% of net assets at December 31, 1996)               $     12,981
                                                                    ============



    The investment in Amerinex Artificial Intelligence, Inc. (AAII) is restricted as to sale. The Company held shares at December 31, 1996 and 1995 which the Board of Directors valued at $0.20 per share or $9,913. There is no quoted market for AAII stock, and it has not paid any cash dividends. The investment in Cardiac Control Systems, Inc. was received in connection with the redemption of a convertible debenture in April 1995.

NOTE E - CERTIFICATE OF DEPOSIT

    The certificate of deposit for $100,000 has an interest rate of 4.85%, matures on May 12, 1997, and represents 0.62% of net assets at December 31, 1996.

NOTE F - U.S. TREASURY BILLS

                                                                    Value at
Number of                                                          December 31,
shares       Type of issue and name of issuer                          1996
---------  ----------------------------------------------          ------------

$250,000    U.S. Treasury bill, 5.05%, due March 27,
             1997 (1.5% of net assets at December 31,
             1996)                                                 $   250,341
                                                                   ===========

                        Acorn Venture Capital Corporation

                                December 31, 1996


NOTE G - INCOME TAXES

    The income tax provision for the years ended December 31, 1996 and 1995 is as follows:

                             1996          1995
                         --------   -----------
Current
    Federal          $   293,000    $      --
    State                    --            --
                         --------   -----------
                          293,000          --
                         --------   -----------
Deferred
    Federal               429,000       574,000
    State                  57,000        76,000
                         --------   -----------
                          486,000       650,000
                         --------   -----------

                         $779,000   $   650,000
                         ========   ===========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets recognized must be reduced by a valuation allowance to the extent it is more likely than not the benefits may not be realized. As of December 31, 1996, the significant components of the Company's deferred income taxes are as follows:

       Deferred tax assets (liabilities)
         Net operating loss carryforwards                 $   294,000
         Unrealized appreciation on investments            (2,256,619)
                                                           -----------
                                                          $(1,962,619)
                                                          ============

    The Company files a consolidated tax return with its wholly-owned subsidiaries. For income tax purposes, at December 31, 1996 the Company had a separate Company net operating loss carryforward of approximately $763,000 that begins to expire in 2006.

    The reason for the differences between the provision for income taxes and the amount which results from applying the federal statutory tax rate to income before income taxes are as follows:

                                                    1996             1995
                                               ------------     -------------

       Income tax expense at statutory rate     $   932,000     $  1,570,000
       Reversal of valuation allowance                  -         (1,396,000)
       State income taxes and other                (153,000)         476,000
                                                -----------     ------------

                                                $   779,000     $    650,000
                                                ===========     ============

                        Acorn Venture Capital Corporation

                                December 31, 1996


NOTE H - COMMON STOCK

    The following is a summary of the common stock transactions of the Company:

                                    Common Stock          Additional
                               ----------------------      paid-in       Treasury
                                 Shares       Amount       capital         stock        Total
                               ----------    --------    ------------    --------    ------------
Balance at January 1, 1995      5,588,906    $ 55,889    $ 14,128,656    $   --      $ 14,184,545

Receipt of 50,000
   shares per settlement
   agreement with former
   management of ServiceMax
   Tire & Auto Centers, Inc.         --          --              --       (39,000)        (39,000)
                                ---------    --------    ------------    --------    ------------

Balance at December 31, 1995    5,588,906      55,889      14,128,656     (39,000)     14,145,545

Retirement of 50,000
   shares of treasury stock       (50,000)       (500)        (38,500)     39,000            --
                                ---------    --------    ------------    --------    ------------


Balance at December 31, 1996    5,538,906    $ 55,389    $ 14,090,156    $   --      $ 14,145,545
                                =========    ========    ============    ========    ============

NOTE I - RELATED PARTY TRANSACTIONS

    During 1996 and 1995, the Company paid a law firm, of which the Company's co-chairman is of counsel, $37,618 and $27,692, respectively, for services rendered, including reimbursement of expenses.

    The president of Automotive was a vice president of the Company through December 1995. The vice president is also a shareholder of the Company. During 1995, this vice president received an annual salary of $216,000 from Automotive.

    The president of Recticon was a vice president of the Company. The vice president was also a shareholder of the Company through December 1995. During 1995, this vice president received an aggregate annual salary of $171,000 from Recticon and Data Access Systems, Inc., a former investee, but received no compensation from the Company.

                        Acorn Venture Capital Corporation

                                December 31, 1996


NOTE J - STOCK OPTIONS

    The Company has issued stock options to various officers of the Company. The stock options were issued at fair market value as of the date of grant and have a term of 10 years from the date of grant. The following is a summary of the stock options outstanding:

                                         1996                    1995
                                     -------------------    --------------------
                                              Weighted                 Weighted
                                              average                  average
                                              exercise                 exercise
                                     Shares    price        Shares      price
                                    --------  --------      --------   --------
Outstanding at beginning of year     900,000   $  1.85      790,000    $   2.11

Granted                                 --        --        150,000        0.88

Cancelled                               --        --        (40,000)       3.38
                                     -------   -------      -------    --------

Outstanding at end of year           900,000   $  1.85      900,000    $   1.85
                                     =======   =======      =======    ========
Options exercisable at end of year   800,000   $  1.94      700,000    $   2.09
                                     =======   =======      =======    ========



    The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                         Options outstanding              Options exercisable
                  --------------------------------      -----------------------
                             Weighted      Weighted                 Weighted
    Range of                 remaining     average                  average
    exercise                contractual    exercise                 exercise
      price       Shares        life        price        Shares      price
--------------   --------   -----------   ---------     --------   ---------
  $0.88-$1.16     300,000     8 years     $   1.02       200,000   $   0.95
  $1.84-$2.00     450,000     6 years         1.09       450,000       1.90
     $3.38        150,000     5 years         3.38       150,000       3.38
                  -------                                -------
                  900,000     7 years         1.85       800,000       1.94
                  =======                                =======

    The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the option plan. Accordingly, no compensation cost has been recognized. The compensation cost that would have been recognized based on the estimated fair value at the grant rates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, had no effect on earnings per share.


                                   (Continued)

                        Acorn Venture Capital Corporation

                                December 31, 1996




NOTE J - STOCK OPTIONS - Continued

    Effective November 2, 1994, the Board of Directors amended the outstanding option agreements whereby each outstanding option can be exercised at the fair value of the Company's common stock on November 22, 1994 ($0.5625 per share) if a "change in control" of the Company, as defined in the option agreements, occurs. Assuming these shares were exercised, the earnings per share at December 31, 1996 would have been $0.32 per share.

    As of December 31, 1996, no options had been exercised.

NOTE K - FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

    Financial instruments of the Company include investments and cash and cash equivalents which are reported in the 1996 financial statement at their estimated fair value.

    Financial instruments that subject the Company to concentrations of credit risk are cash and cash equivalents, as well as indirectly the assets and liabilities of the Company's majority-owned companies. In management's opinion, there are no significant concentrations of credit risk at December 31, 1996.

    The Company's investment in Recticon represents approximately 82% of total investments held as of December 31, 1996. In addition, approximately 34% of Recticon's sales are attributable to three customers.

                                 Exhibit Index



Exhibit No.         Description
-----------         -----------

 3.1              Certificate of Incorporation as filed
                  and recorded with the Secretary of
                  State of Delaware, as amended

10.13             Letter Agreement, dated as of
                  February 15, 1995, between Robert
                  P. Freeman and Recticon

21                List of subsidiaries of the Company

27                Financial Data Schedule