Form 10QSB
period 1998-03-31
ACORN HOLDING CORP
filed 1998-05-19
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     March 31, 1998
                                     ------------------

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


Issuer's telephone number, including area code (212) 685-5654
                                               --------------
                           N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

          Yes      X          No
               ----------         ----------
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,172,906 shares of common stock, $.01 par value, as of May 18, 1998.


                                    Page -1-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                       Consolidated Interim Balance Sheet
                      March 31, 1998 and December 31, 1997

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
            ASSETS                              (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                     $  1,149,765    $  2,882,526
   Restricted cash                                     36,735          41,439
   U.S. Treasury bills                                452,959         986,706
   Accounts receivable - trade                        392,965         429,893
   Other receivables                                   33,480               0
   Current portion of note receivable
      from sale of subsidiary                         121,696         121,696
   Current portion of note receivable
      - employee                                       40,000          40,000
   Inventories                                      2,451,657       2,506,763
   Prepaid expenses                                   103,194          13,843
   Deferred income tax asset                          155,592         179,000
                                                 ------------    ------------

   Total Current Assets                             4,938,043       7,201,866
                                                 ------------    ------------

MACHINERY AND EQUIPMENT, net of accumulated
 depreciation of $1,998,010 as of December 31,
  1998 and $2,055,333 as of March 31, 1998          2,097,111       1,706,823
                                                 ------------    ------------

OTHER ASSETS
  Deposits and other                                        0          82,563
  Note receivable from sale of subsidiary,
     less current portion                             243,393         243,393
  Note receivable, less current portion
     - employee                                        80,000         120,000
  Other investments                                     9,108           9,981
  Goodwill, net of amortization                       363,505         384,887
  Deferred income tax asset                         1,347,206       1,306,000
                                                 ------------    ------------
                                                    2,043,212       2,146,824
                                                 ------------    ------------

                                                 $  9,078,366    $ 11,055,513
                                                 ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt          $    121,062    $    121,062
   Accounts payable                                   321,913         303,474
   Accrued expenses                                   310,809         213,519
   Machine purchase deposit liability                  36,735          41,439
   Deferred income                                    383,315         466,680
                                                 ------------    ------------

       Total Current Liabilities                    1,173,834       1,146,174
                                                 ------------    ------------

LONG-TERM DEBT, less current maturities               211,858         242,122
                                                 ------------    ------------

DEFERRED INCOME                                       750,000         783,306
                                                 ------------    ------------
COMMITMENTS                                                 0               0

STOCKHOLDERS' EQUITY
  Common Stock                                         55,389          55,389
  Additional paid-in capital                       14,090,156      14,090,156
  Accumulated deficit                              (5,094,546)     (5,247,684)
  Less common stock in treasury,
     at cost - 9,000 shares                        (2,108,325)     (   13,950)
                                                 ------------    ------------

       Total stockholders' equity                   6,942,674       8,883,911
                                                 ------------    ------------

                                                 $  9,078,366    $ 11,055,513
                                                 ============    ============
See accompanying notes

                                    Page -2-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Interim Statement of Income
                        March 31, 1998 and March 31, 1997

                                          March 31, 1998   March 31, 1997
                                          --------------   --------------
                                           (Unaudited)      (Unaudited)

Net sales                                    $ 2,056,016    $ 6,551,995
                                             -----------    -----------

Costs and expenses
       Costs of sales                          1,418,871      3,411,797
       Selling, general and administrative       475,792      3,045,032
                                             -----------    -----------
                                               1,894,663      6,456,829

       Operating profit                          161,353         95,166
                                             -----------    -----------

Other income
       Gain on investment                              0        108,456
       Interest income, net                        2,646        (10,226)
                                             -----------    -----------
                                                   2,646         98,230
                                             -----------    -----------

       Income before income taxes                163,999        193,396

Income taxes expense (benefit
       Current                                    85,865         66,000
       Deferred                                  (75,865)       (59,000)
                                             -----------    -----------
                                                  10,000          7,000

       Net Income                            $   153,999    $   186,396
                                             ===========    ===========

Earnings per share                           $     0.034    $     0.034
                                             ===========    ===========

Weighted average shares outstanding            4,490,502      5,538,906
                                             ===========    ===========








See accompanying notes.

                                    Page -3-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statement of Cash Flows
                        March 31, 1998 and March 31, 1997

                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
                                                (Unaudited)     (Unaudited)

Net income from operations                     $   153,999    $   186,396

Adjustments to reconcile net income to
 net cash used in
 operating activities
       Depreciation                                 57,323        190,779
       Amortization                                 21,382         42,862
(Increase) decrease in assets
       Trade receivable                             36,928         49,775
       Notes and other receivable                        0         (8,605)
       Inventory                                    55,106        (46,159)
       Prepaid expenses                            (89,351)       (42,617)
       Deferred taxes                              (17,798)        (3,726)
       Deposits and other assets                    82,563         48,417
       Accounts payable                             17,237       (162,413)
       Accrued expenses                             85,641        (97,169)
       Deferred income                            (116,671)      (608,380)
       Other liabilities                            11,990              0
       Customer machinery acquisition
         liability                                  (4,704)       (64,136)
                                               -----------    -----------

       Net cash provided by operating
         activities                                293,645       (514,976)
                                               -----------    -----------

Cash flows from Investing Activities
       Purchase of property, plan and
          equipment                               (447,611)      (185,000)
       Purchase of company stock                (2,094,375)             0
       Redemption of U.S. Treasury Bill            501,140              0
       Purchase of investments, net                      0       (468,382)
       Proceeds notes receivable                    40,000              0
                                               -----------    -----------

Net cash used in investing activities           (2,000,846)      (653,382)
                                               -----------    -----------

Cash Flows from Financing Activities
       Payment of debt                             (30,264)       (30,654)
       Proceeds from line of credit                      0        200,000
       Proceeds from long-term debt                      0        458,160
       Payment of capital lease obligations              0         (7,370)
                                               -----------    -----------

       Net cash used in investing activities       (30,264)       620,136
                                               -----------    -----------

Net decrease in cash and cash equivalents       (1,737,465)      (548,222)
                                               -----------    -----------


Cash and cash equivalents at beginning
  of year                                        2,923,965      2,594,050
                                               -----------    -----------

Cash and cash equivalents at end of year         1,186,500      2,045,828
                                               ===========    ===========



See accompanying notes.

                                    Page -4-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
                                 March 31, 1998


NOTE A - ORGANIZATION AND PURPOSE

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1997 balance sheet has been derived from the audited financial statements contained in the 1997 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

Acorn Holding Corp. filed an election with the Securities and Exchange Commission to be treated as a business development company under the Investment Company Act of 1940, as amended, and operated as such until November 1997. In November 1997, Acorn Holding Corp. withdrew its election as an investment company, ceased to be a business development company, and commenced business as an operating company. At that date, the name of the company was changed to Acorn Holding Corp. The financial statements presented reflect Acorn Holding Corp. as an operating company.



                                    Page -5-

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

       During the fiscal year ended December 31, 1997, the Company completed the divestiture of all of its major operating assets other than Recticon Enterprises, Inc. (its principal subsidiary) ("Recticon") and, on November 4, 1997, pursuant to the approval of the Company's stockholders, withdrew its election with the Securities and Exchange Commission to be treated as a Business Development Company under the 1940 Act. Accordingly, the Company will be operating in the foreseeable future as a holding company with one wholly-owned subsidiary, Recticon. The Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations. Although the business in which the Company is engaged is highly competitive and cyclical in nature, the Company does not foresee any material impact during the upcoming calendar year on its net sales or income from continuing operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No. 27 -- Financial Data Schedule

     (b) Reports on Form 8-K:

     On January 26, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated January 22, 1998, relating to the repurchase of shares of its Common Stock.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACORN HOLDING CORP.



Date: May 19, 1998       Larry V. Unterbrink
                         ----------------------------------
                         Larry V. Unterbrink, Treasurer
                         (Principal Financial and
                         Accounting Officer)


                         Stephen A. Ollendorff
                         ----------------------------------
                         Stephen A. Ollendorff,
                         Chairman, Chief Executive Officer,
                           and Secretary



                                    Page -6-