Form 10QSB
period 1998-06-30
ACORN HOLDING CORP
filed 1998-08-14
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     June 30, 1998
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                   Commission File No.  811-08469

                      ACORN HOLDING CORP.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                                59-2332857
---------------------------------              -------------------------
(State or other jurisdiction  of               (IRS  Employer  Identifi-
incorporation  or organization)                   cation No.)

100 Park Avenue, 23rd Floor, New York, New York      10017
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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,088,806 shares of common stock, $.01 par value, as of August 13, 1998.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                       June 30, 1998 and December 31, 1997

                                                        June 30,    December 31,
                                                          1998         1997
                                                     ------------- -------------
               ASSETS                                 (Unaudited)
CURRENT ASSETS
       Cash and cash equivalents                       $   421,856   $ 2,882,526
       Restricted cash                                      36,735        41,439
       Investments                                       1,260,884       986,706
       Accounts receivable - trade                         469,703       429,893
       Other receivables                                    25,176             0
       Current portion of note receivable
          from sale of subsidiary                          110,235       121,696
       Current portion of note receivable
          - employee                                        40,000        40,000
       Inventories                                       2,360,814     2,506,763
       Prepaid expenses                                     54,828        13,843
       Deferred income tax asset                           138,673       179,000
                                                       -----------   -----------

       Total Current Assets                              4,918,904     7,201,866
                                                       -----------   -----------

MACHINERY AND EQUIPMENT, net of accumulated
 depreciation of $2,241,687 as of June 30,
 1998 and $1,998,010 as of December 31, 1997             2,063,706     1,706,823
                                                       -----------   -----------

OTHER ASSETS
       Deposits and other                                        0        82,563
       Note receivable from sale of subsidiary,
          less current portion                             110,236       243,393
       Note receivable, less current portion
          - employee                                        80,000       120,000
       Other investments                                     9,108         9,981
       Goodwill, net of amortization                       320,739       384,887
       Deferred income tax asset                         1,340,922     1,306,000
                                                       -----------   -----------
                                                         1,861,005     2,146,824
                                                       -----------   -----------

                                                       $ 8,843,615   $11,055,513
                                                       ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Current maturities of long-term debt            $   131,150   $   121,062
       Line of credit                                            0             0
       Accounts payable                                    151,779       303,474
       Accrued expenses                                    247,202       213,519
       Machine purchase deposit liability                   36,735        41,439
       Deferred income                                   1,016,645       466,680
                                                       -----------   -----------

       Total Current Liabilities                         1,583,511     1,146,174
                                                       -----------   -----------

LONG-TERM DEBT, less current maturities                    181,593       242,122
                                                       -----------   -----------

DEFERRED INCOME                                                  0       783,306
                                                       -----------   -----------
COMMITMENTS                                                      0             0
                                                       -----------   -----------


                                    Page -2-

ACORN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheet, Continued
June 30, 1998 and December 31, 1997

                                                  June 30,     December 31,
                                                    1998          1997
                                               -------------  -------------
                                                (Unaudited)
STOCKHOLDERS' EQUITY
   Common Stock, par value $.01 per share:
     20,000,000 shares authorized, 4,164,806
     shares as of June 30, 1998 and 5,538,906
     as of December 31, 1997                         55,389         55,389
   Additional paid-in capital                    14,090,156     14,090,156
   Accumulated deficit                           (4,950,609)    (5,247,684)
   Less common stock in treasury, at cost
     -1,374,100  shares as of June 30,
     1998 and 9,000 shares
     as of December 31, 1997                     (2,116,425)       (13,950)
                                               ------------   ------------

   Total stockholders' equity                     7,078,511      8,883,911
                                               ------------   ------------

                                               $  8,843,615   $ 11,055,513
                                               ============   ============
See accompanying notes

                                    Page -3-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Interim Statement of Income
                                   (Unaudited

                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                            1998         1997          1998         1997
                                        -----------   -----------   -----------   -----------

Net sales                               $ 2,140,993   $ 1,961,839   $ 4,197,009   $ 3,952,644
                                        -----------   -----------   -----------   -----------
Costs and expenses
  Costs of sales                          1,526,730     1,332,264     2,945,601     2,720,082
  Selling, general and administrative       453,584       584,268       929,376     1,016,833
                                        -----------   -----------   -----------   -----------
                                          1,980,314     1,916,532     3,874,977     3,736,915

  Operating profit                          160,679        45,307       322,032       215,729
                                        -----------   -----------   -----------   -----------

Other income (expense)
  Gain on investment sales                   18,000        11,506        18,000       105,000
  Interest, net                              (4,565)       22,087        (1,919)       11,861
                                        -----------   -----------   -----------   -----------
                                             13,435        33,593        16,081       116,861
  Income from continuing
    operations before income taxes          174,114        78,900       338,113       332,590

Income taxes expense (benefit)
  Current                                   (28,160)       99,540        57,705       165,540
  Deferred                                   81,270       (92,373)        5,405      (151,373)
                                        -----------   -----------   -----------   -----------
                                             53,110         7,167        63,110        14,167
  Income from continuing
    operations                              121,004        71,733       275,003       318,423

Discontinued operations
  Loss from discontinued
   operations net of tax benefit
   of $0, $201,034 and $0, $239,589,
   respectively                                   0      (319,101)            0      (379,395)
  Gain on Sale of Assets, net of tax
   expense $0, $700,138 and $0,
   $700,138, respectively                         0     1,095,087             0     1,095,087
                                        -----------   -----------   -----------   -----------
                                                  0       775,986             0       715,692

Net Income                              $   121,004   $   847,719   $   275,003   $ 1,034,115
                                        ===========   ===========   ===========   ===========

Earnings per share
  Income from continuing operations-
    basic and dilutive                        0.029         0.013         0.063         0.057
  Income from discontinued operations-
    basic and dilutive                        0.000         0.140         0.000         0.129
                                        ===========   ===========   ===========   ===========
                                              0.029         0.153         0.063         0.187

Weighted average shares outstanding-
   basic and dilutive                     4,181,928     5,538,906     4,334,500     5,538,906
                                        ===========   ===========   ===========   ===========


See accompanying notes.

                                    Page -4-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statement of Cash Flows
                         June 30, 1998 and June 30, 1997

                                              June 30, 1998  June 30, 1997
                                              -------------  -------------
                                               (Unaudited)    (Unaudited)

Net income from operations                    $   275,003   $ 1,034,115

Adjustments to reconcile net income to
 net cash used in
 operating activities
   Depreciation                                   186,354       372,776
   Gain on sale of assets                               0    (1,795,225)
   Loss on sale of property                             0         3,645
   Imputed Interest                                     0        53,321
(Increase) decrease in assets
   Trade receivable                               (39,810)      215,560
   Notes and other receivable                      90,867       170,165
   Inventory                                      145,949       231,948
   Prepaid expenses                               (40,985)      183,645
   Deferred taxes                                  58,205       242,562
   Accounts payable                              (117,670)     (736,863)
   Accrued expenses                                     0       103,070
   Deferred income                               (233,341)     (233,340)
   Deferred credit                                      0       (53,321)
                                              -----------   -----------

   Net cash provided by (used in)
    operating activities                          324,572      (207,942)
                                              -----------   -----------

Cash flows from Investing Activities
   Purchase of property, plant and equipment     (479,089)     (113,287)
   Purchase of investments, net                  (337,855)   (1,387,671)
   Proceeds from sales of assets                        0     2,500,000
   Proceeds from sale of property, plant
     and equipment                                      0         6,000
   Proceeds notes receivable                      184,618        40,735
                                              -----------   -----------

Net cash used in investing activities            (632,326)    1,045,777
                                              -----------   -----------

Cash Flows from Financing Activities
   Purchase of treasury stock                  (2,102,475)            0
   Proceeds from line of credit                         0       534,000
   Payment of debt                                (50,441)     (169,620)
                                              -----------   -----------

   Net cash provided by (used in)
     investing activities                      (2,152,916)      364,380
                                              -----------   -----------

Net increase (decrease) in cash and
  cash equivalents                             (2,460,670)    1,202,215

Cash and cash equivalents at beginning
  of period                                     2,882,526     2,210,873
                                              -----------   -----------

Cash and cash equivalents at end
  of period                                       421,856     3,413,088
                                              ===========   ===========

Supplemental disclosure of cash flow
  information
   Interest paid                                   10,120        83,798
   Dividend declared to parent satisfaction
     of receivable                                              434,000
See accompanying notes

                                    Page -5-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
                                  June 30, 1998


NOTE 1 - ORGANIZATION AND PURPOSE

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1997 balance sheet has been derived from the audited financial statements contained in the 1997 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. The results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

A. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and loses) depends upon the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

B. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The adoption of SFAS No. 130 will not have a material effect on the presentation of the Company's financial position or results of operations.

                                    Page -6-

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

       During the fiscal year ended December 31, 1997, the Company completed the divestiture of all of its major operating assets other than Recticon Enterprises, Inc. (its principal subsidiary) ("Recticon") and, on November 4, 1997, pursuant to the approval of the Company's stockholders, withdrew its election with the Securities and Exchange Commission to be treated as a Business Development Company under the 1940 Act. Accordingly, the Company will be operating in the foreseeable future as a holding company with one wholly-owned subsidiary, Recticon. The Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations. The business in which the Company is engaged is highly competitive and cyclical in nature. Therefore, the reported financial information may not be necessarily indicative during the upcoming calendar year of the future operating results of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No. 27 -- Financial Data Schedule

     (b) Reports on Form 8-K:

       There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACORN HOLDING CORP.


Dated: August 14, 1998                        Larry  V. Unterbrink
                                              -----------------------------
                                              Larry V. Unterbrink, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)


                                              Stephen A. Ollendorff
                                              ------------------------------
                                              Stephen A. Ollendorff,
                                              Chairman, Chief Executive Officer,
                                              and Secretary


                                    Page -7-