Form 10QSB
period 1998-09-30
ACORN HOLDING CORP
filed 1998-11-13
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   September 30, 1998
                                     ------------------

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
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,070,406 shares of common stock, $.01 par value, as of November 13, 1998.

                                   Page -1-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                    September 30, 1998 and December 31, 1997

                                                 September 30,   December 31,
                                                     1998            1997
                                                 -------------  --------------
               ASSETS                             (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                     $   482,965   $ 2,882,526
    Restricted cash                                    11,802        41,439
    Investments                                     1,098,097       986,706
    Accounts receivable - trade                       406,656       429,893
    Current portion of note receivable from
     sale of subsidiary                               110,235       121,696
    Current portion of note receivable
      - employee                                       40,000        40,000
    Inventories                                     2,314,298     2,506,763
    Prepaid expenses                                   39,708        13,843
    Deferred income tax asset                         121,770       179,000
                                                  -----------   -----------

    Total Current Assets                            4,625,531     7,201,866
                                                  -----------   -----------

MACHINERY AND EQUIPMENT, net of
  accumulated depreciation of
  $2,185,554 as of September 30,
  1998 and $1,998,010 as of
  December 31, 1997                                 2,042,744     1,706,823
                                                  -----------   -----------
OTHER ASSETS
    Deposits and other                                      0        82,563
    Note receivable from sale of
     subsidiary, less current
     portion                                          110,236       243,393
    Note receivable, less
     current portion - employee                        80,000       120,000
    Other investments                                   9,108         9,981
    Goodwill, net of amortization                     299,356       384,887
    Deferred income tax asset                       1,301,890     1,306,000
                                                  -----------   -----------
                                                    1,800,590     2,146,824
                                                  -----------   -----------

                                                  $ 8,468,865   $11,055,513
                                                  ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt          $   121,062   $   121,062
    Accounts payable                                  145,063       303,474
    Accrued expenses                                  212,151       213,519
    Machine purchase deposit liability                 11,802        41,439
    Deferred income                                   300,000       466,680
                                                  -----------   -----------

    Total Current Liabilities                         790,078     1,146,174
                                                  -----------   -----------

LONG-TERM DEBT, less current maturities               151,327       242,122
                                                  -----------   -----------

DEFERRED INCOME                                       599,975       783,306
                                                  -----------   -----------
COMMITMENTS                                              --            --


                                    Page -2-

ACORN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheet, Continued
September 30, 1998 and December 31, 1997
                                                 September 30,   December 31,
                                                     1998            1997
                                                 -------------  --------------
                                                  (Unaudited)

STOCKHOLDERS' EQUITY
    Common Stock, par value $.01 per share:
      20,000,000 shares authorized,
      4,164,806 shares issued as of
      September 30, 1998 and 5,538,906
      issued as of December 31, 1997                   55,389        55,389
    Additional paid-in capital                     14,090,156    14,090,156
    Accumulated deficit                            (4,938,144)   (5,247,684)
    Less common stock in treasury, at cost
      -1,468,500 shares as of September 30,
      1998 and 9,000 shares as of
      December 31, 1997                            (2,279,916)       13,950)
                                                  ------------  ------------

    Total stockholders' equity                      6,927,485     8,883,911
                                                  ------------  ------------

                                                  $ 8,468,865   $11,055,513
                                                  ============  ============
 See accompanying notes

                                    Page -3-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Interim Statement of Income
                                   (Unaudited)

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                       1998           1997          1998          1997
                                   -----------    -----------    -----------    -----------
Net sales                          $ 1,704,344    $ 1,876,507    $ 5,901,353    $ 5,829,151
                                   -----------    -----------    -----------    -----------
Costs and expenses
  Costs of sales                     1,210,695      1,196,285      4,156,296      3,916,367
  Selling, general and
   administrative                      418,441        329,491      1,347,817      1,346,324
                                   -----------    -----------    -----------    -----------
                                     1,629,136      1,525,776      5,504,113      5,262,691

  Operating profit                      75,208        350,731        397,240        566,460
                                   -----------    -----------    -----------    -----------

Other income (expense)
  Gain (loss) on investment
   sales                                     0         (3,000)        18,000        102,000
  Interest, net                           (637)        41,055         (2,556)        52,916
                                   -----------    -----------    -----------    -----------
                                          (637)        38,055         15,444        154,916
    Income from continuing
     operations before income
     taxes                              74,571        388,786        412,684        721,376

Income taxes expense (benefit)
  Current                                3,727        (33,357)         7,513          7,931
  Deferred                              58,378        151,373        117,702        124,252
                                   -----------    -----------    -----------    -----------
                                        62,105        118,016        125,215        132,183
                                   -----------    -----------    -----------    -----------
    Income from continuing
     operations                         12,466        270,770        287,469        589,193

Discontinued operations
  Loss from discontinued
   operations net of tax benefit
   of $239,589                               0              0              0       (379,395)
  Gain on sale of assets of
   Automotive Industries, Inc.,
   net of $700,138 taxes                     0              0              0      1,095,087
                                   -----------    -----------    -----------    -----------
                                             0              0              0        715,692
                                   -----------    -----------    -----------    -----------

Net Income                         $    12,466    $   270,770    $   287,469    $ 1,304,885
                                   ===========    ===========    ===========    ===========

Net Income per share-
  Basic & Dilutive
   Continuing Operations           $      0.00    $      0.05    $      0.07    $      0.10
   Discontinued Operations                0.00           0.00           0.00           0.13
                                   -----------    -----------    -----------    -----------
                                   $      0.00    $      0.05    $      0.07    $     0. 23
                                   ===========    ===========    ===========    ===========

Weighted average shares
  outstanding-basic and dilutive     4,157,214      5,665,253      4,258,795      5,665,253
                                   ===========    ===========    ===========    ===========

See accompanying notes.

                                    Page -4-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statement of Cash Flows

                                      September 30,  September 30,
                                          1998           1997
                                      -------------  -------------
                                       (Unaudited)    (Unaudited)

Net income from operations             $   287,469    $ 1,034,885

Adjustments to reconcile net income
 to net cash used in
 operating activities
    Depreciation                           182,088        308,628
    Amortization                            85,531         85,531
    Gain on sale of assets                       0     (1,795,225)
    Loss on sale of property                     0          3,645
    Imputed Interest                             0         53,321
(Increase) decrease in assets
    Trade receivable                        23,237        307,407
    Notes and other receivable                   0        170,165
    Inventory                              192,465        400,107
    Prepaid expenses                       (25,865)        20,197
    Deferred taxes                          61,340          8,443
    Deposits and other assets              104,634              0
Increase (decrease) in liabilities
    Accounts payable                      (158,411)      (843,569)
    Accrued expenses                        (1,368)        90,967
    Deferred income                       (350,011)      (350,010)
    Deferred credit                              0        (53,321)
                                       -----------    -----------

    Net cash provided by (used in)
      operating activities                 401,109       (288,829)
                                       -----------    -----------

Cash flows from Investing Activities
    Purchase of property, plant
     and equipment                        (518,009)      (177,218)
    Purchase of investments, net          (110,518)    (1,357,145)
    Proceeds from sales of
     property, plant and equipment               0      2,506,000
    Proceeds notes receivable              184,618        (80,961)
                                       -----------    -----------

Net cash provided by (used in)
  investing activities                    (443,909)       890,676
                                       -----------    -----------

Cash Flows from Financing Activities
    Acquisition of treasury stock       (2,265,966)             0
    Additional paid - capital                    0        236,374
    Proceeds from line of credit                 0        534,000
    Payment of debt                        (90,795)      (762,386)
                                       -----------    -----------

    Net cash provided by (used in)
     investing activities               (2,356,761)         7,988
                                       -----------    -----------

Net increase (decrease) in cash
  and cash equivalents                  (2,399,561)       609,835

Cash and cash equivalents at
  beginning of period                    2,882,526      2,210,873
                                       -----------    -----------

Cash and cash equivalents at
  end of period                        $   482,965    $ 2,820,708
                                       ===========    ===========

See accompanying notes

                                    Page -5-

                      ACORN HOLDING CORP. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998


NOTE 1 - ORGANIZATION AND PURPOSE

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1997 balance sheet has been derived from the audited financial statements contained in the 1997 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

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

     Sales for the three-month period ended September 30, 1998 decreased $172,163 from the three-month period ended September 30, 1997, while sales for the nine-month period ended September 30, 1998 increased $72,202 from the nine-month period ended September 30, 1997. Operating profits for the three months and nine-months ended September 30, 1998 decreased $275,523 and $169,200 respectively, over the comparable prior year periods. The principal reason for the decline in profitability was due to pricing pressures resulting from a lower demand for the Company's products, without a corresponding decrease in the cost of sales. The Company does not foresee, based on its present orders, an increased demand for its products for the next several months. However, it is cautiously optimistic that the Company may see an increased demand for its products in the second half of the 1999 fiscal year.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No. 27 -- Financial Data Schedule

     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACORN HOLDING CORP.


Dated: November 13, 1998            Larry  V. Unterbrink
                                    -----------------------------
                                    Larry V. Unterbrink, Treasurer
                                    (Principal Financial and
                                    Accounting Officer)


                                    Stephen A. Ollendorff
                                    ------------------------------
                                    Stephen A. Ollendorff,
                                    Chairman, Chief Executive Officer,
                                    and Secretary


                             Page -7-