Form 10KSB40
period 1998-12-31
ACORN HOLDING CORP
filed 1999-03-30
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934
      For the fiscal year ended December 31, 1998

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                      59-2332857
--------------------------------                   --------------------------
(State or other jurisdiction of                    (IRS Employer Identifi-
incorporation or organization)                            cation No.)

        1251 Avenue of the Americas, 45th Floor, New York, NY 10020-1104
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code        (212) 536-4089
                                               -----------------------------

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
                             Yes   X                 No
                                 -------               ------
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for the fiscal year ended December 31, 1998 were $6,967,176.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 1999 (valued at the average of the bid price of $.6875 and asked price of $.875 on such date) was $1,420,897.

The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of March 26, 1998: 4,068,406.

Transitional Small Business Disclosure Format (check one):
                             Yes      ;    No   X
                                ------       -------
                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  Description of Business
-------  -----------------------

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

Significant Developments
------------------------

         In November, 1997 the Company announced its intention to repurchase up to 1,500,000 shares of the Company's Common Stock (approximately 27% of the issued and outstanding shares), depending upon market conditions and other factors. On January 22, 1998, the Company repurchased, for an aggregate consideration of $2,060,000, 1,300,000 shares of the Common Stock (approximately 22% of the outstanding Common Stock) from Asset Value Fund Limited Partnership and entered into a "standstill agreement" with Asset Value and one of its principals. In addition, the Company has also repurchased an additional 170,500 shares of its Common Stock since November 1997 through March 26, 1999, representing a total repurchase by the Company of approximately 26.5% of the issued and outstanding shares of Common Stock. All of the repurchased shares have been retired and have resumed the status of authorized but unissued shares of Common Stock.

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

         Recticon's raw materials are acquired from silicon wholesalers. For 1998, 13% of its raw materials were acquired from one supplier, while for 1997 it was 12%. Although Recticon has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. Recticon believes that there are adequate alternative sources of supply to meet its requirements.

         For 1998 three customers of Recticon accounted for 53%, 15% and 5% of its sales, respectively. For 1997, three customers of the Company accounted for 39%, 18% and 11% of its sales, respectively. The loss of any or all of these customers, could have an adverse, possibly severe, effect on the business of Recticon.

         Compliance   with  federal,   state  and  local  laws  and  regulations
regulating the discharge of materials into the environment has not had, and under present conditions, Recticon does not anticipate that such laws and regulations will have a material effect on the results of operations, capital expenditures or the competitive position of Recticon.

Employees
---------

         The Company currently has three executive officers, all of whom are employees of the Company. Recticon presently employs 47 full-time people, all of whom are located at its facility in Pottstown.

ITEM 2.  Description of Property
-------  -----------------------

         The Company maintains its principal executive office in New York, New York at no charge to the Company, and an office in New Canaan, Connecticut, at a cost of $300 per month.

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

ITEM 3.  Legal Proceedings
-------  -----------------

         The Company is not currently engaged in any pending material legal proceedings nor is it aware of any threatened claims against it.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on December 18, 1998 (the "Meeting"). The following matters were voted on and approved by the holders of a majority of the outstanding shares of the Company's Common Stock in accordance with Delaware General Corporation Law:

         (a) The first proposal presented to the stockholders was the election of five persons as directors of the Company to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The following persons were elected as directors of the Company, and each person received that number of votes set opposite that person's name:

                                          VOTES
                                   FOR            WITHHELD
                                 -------------------------
       Paula Berliner            3,503,733         42,875
       Edward N. Epstein         3,503,733         42,875
       Ronald J. Manganiello     3,503,733         42,875
       Stephen A. Ollendorff     3,500,183         46,425
       Bert Sager                3,500,183         46,425

         (b) The second proposal presented to the stockholders was to ratify the firm of Grant Thornton LLP as the independent public accountants of the Company for the 1998 fiscal year. There were 3,507,583 shares of Common Stock cast in favor of such proposal, 38,125 shares of Common Stock voted against such proposal, and 900 shares abstained.


                                     PART II

ITEM 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters
         -----------------------------------------

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

         Quarter Ending             Low          High
         --------------             ---          ----

            1998
            ----

         March 31                   $1.25        $1.50
         June 30                    $1.25        $1.72
         September 30               $ .81        $1.56
         December 31                $ .75        $1.22

         Quarter Ending             Low          High
         --------------             ---          ----

            1997
            ----

         March 31                   $1.56        $2.00
         June 30                    $1.38        $2.19
         September 30               $1.56        $2.06
         December 31                $1.38        $1.84


         As of March 26, 1999, there were approximately 420 holders of record of the Company's Common Stock with 4,068,406 shares of Common Stock outstanding. In addition, the Company believes that there are more than 1,500 beneficial owners of Common Stock whose shares are held in "street" name as of such date. On March 26, 1999, the closing bid and asked quotations of the Common Stock were $.6875 and $.875, respectively.

         The Company has never paid and does not currently intend to pay cash dividends. In addition, the Company has never made, nor adopted any policies with respect to, in-kind distributions, and has no present intention of adopting any such policies or of making any such distributions.

ITEM 6.  Management's Discussion and Analysis
         or Plan of Operations
         ------------------------------------

         On November 4, 1997, pursuant to the approval of the Company's stockholders, the Company withdrew its election with the Commission to be treated as a Business Development Company under the 1940 Act. Since that time, the Company has been operating as a holding company with one wholly-owned subsidiary, Recticon. The Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations. The business in which the Company is engaged is highly competitive and cyclical in nature. For the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company's net sales declined approximately $1 Million from the fiscal year ended December 31, 1997 and income from continuing operations declined approximately $500,000 during the corresponding period.

         The Company's sales and profitability have been adversely effected during the first quarter of the fiscal year ending December 31, 1999 ("Fiscal 1999") and the Company is anticipating a loss for the first quarter of 1999. Although the Company hopes to achieve profitability during the second quarter of Fiscal 1999, no assurance can be given that the Company will return to profitability during Fiscal 1999.

         The Company has carefully reviewed the state of the Company's Year 2000 preparedness with the appropriate operating personnel of the Company. Based on that investigation, the Company has determined that Year 2000 issues will not have a material affect on the Company's business, results of operations or financial condition.

         The Company believes that it has identified and modified or replaced all computer systems which were not previously Year 2000 compliant. The costs of modifying and replacing the software systems have been nominal and have been expensed as incurred.

         The Company has contacted its principal customers, and based on discussions with such customers, the Company does not believe that its operations will be materially affected by problems with the computer systems of third parties with whom it deals.

     From time to time in both written reports and oral statements by the Company's senior management, we may express our expectations regarding future performance by the Company. These "forward-looking statements" are inherently uncertain, and investors must recognize that events could turn out to be other than what senior management expected.

ITEM 7. Financial  Statements.
------  ---------------------

         See Index to Financial Statements after Signature Page.

ITEM 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure
         ---------------------------------------------

         Reference is made to the Company's Current Report on Form 8-K, dated November 10, 1997, filed with the Commission on November 10, 1997, with respect to the change of its accountants.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons
------  ------------------------------------------------------------

         The following is a list (along with certain biographical information) of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:

                                   Year of
                                  Election
                                     as
 Name and Age                     Director       Position
 ------------                     --------       --------
(As of 3/1/99)

Bert Sager(1)                     1983           Director
  (73)

Stephen A. Ollendorff             1983           Chairman of the Board,
  (60)                                           Chief Executive Officer,
                                                 Secretary and Director

Edward N. Epstein*                1995           President and Chief
  (58)                                           Operating Officer; Director

Larry V. Unterbrink               (2)            Treasurer
  (64)

                                   Year of
                                  Election
                                     as
 Name and Age                     Director        Position
 ------------                     --------        --------
(As of 3/1/99)

Robert P. Freeman                  -             President and Chief
  (64)                                           Executive Officer
                                                 of Recticon

Paula Berliner                    1990            Director
  (55)  (1)

Ronald J. Manganiello*            1997            Director
  (49)    (1)(3)

--------------
*Designees of Edward N. Epstein.  See "Certain Relationships and
 Related Transactions."

(1)  Member of the Audit Committee.
(2)  Mr. Unterbrink was a member of the Board from
     1985 until February 1995.
(3) Mr. Manganiello was a member of the Board from November 1995 until January 1997, and was elected to the Board in December 1997.
--------------

         BERT SAGER was Co-Chairman of the Board of the Company from November 1995 to December 1998 and was Chairman from June 1989 to November 1995. Prior thereto, he was President since the Company's inception until June 1989. Mr.
Sager has been a private investor for more than five years and has been a practicing attorney since 1949. He is a director of Artesyn Technologies, Inc. ("Artesyn"), a publicly-traded manufacturer of standardized electronic products, of Boca Raton, Florida.

         STEPHEN A. OLLENDORFF has been Chief Executive Officer of the Company since September 1992, Chairman of the Board since November 1995, President of the Company from June 1989 until November 1995, and Secretary since the Company's inception. He served as Vice President from the Company's inception until his election as President. Mr. Ollendorff was of counsel to the law firm of Hertzog, Calamari & Gleason from December 1990 until January 1999. He is currently of counsel to the law firm of Kirkpatrick & Lockhart LLP. Mr. Ollendorff also serves as a director of Artesyn and Pharmaceutical Resources, Inc., a publicly-traded manufacturer of generic drugs, of Spring Valley, New York.

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

         PAULA BERLINER was a Vice President of the Company from June 1992 until December 1998, and, since May 1990, has been a private investor residing in Florida. She is presently a director of Republic Security Financial Corp., a holding company for Republic Security Bank.

         RONALD J. MANGANIELLO has been a principal in the merchant banking firm of New Canaan Capital LLC, since January 1996. Since July 1996 he has been a principal of Sylhan LLC. From 1986 to January 1996, Mr. Manganiello was Chairman
and  Chief   Executive   Officer  of  Hanger   Orthopedic   Group,   Inc.,  a
publicly-traded provider of patient care services and products for orthotic and prosthetic rehabilitation; director of Hanger Orthopedic Group, Inc.

         There are no family relationships between any executive officers or directors of the Company.

Section 16(a) Compliance
------------------------

         The Company is aware of the following late filing of a report required by Section 16(a) of the Exchange Act: Edward N. Epstein failed to file, on a timely basis, a Statement of Changes in Beneficial Ownership on Form 4. This filing was subsequently completed on the appropriate form.

ITEM 10.  Executive Compensation
--------  ----------------------

Summary Compensation Table
--------------------------

         The following table sets forth information for the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996, respectively, respecting compensation earned by the Chief Executive Officer of the Company and the executive officers (whose salary and bonus earned in Fiscal 1998 exceeded $100,000) of the Company serving at the end of Fiscal 1998 (the "Named Executives").


                                                                    Long-Term
                                  Annual Compensation(1)           Compensation
                                  ----------------------           ------------
                                                                   Securities
  Name and                                                         Underlying
  Principal Position          Year      Salary($)       Bonus($)   Options(#)(2)
  ------------------          ----      ---------       --------   -------------

  Stephen A. Ollendorff     1998(3)     $246,597           -0-        --
    Chairman and Chief      1997(3)     $254,615(4)        -0-       50,000
    Executive Officer       1996(3)     $264,042           -0         --


  Edward N. Epstein           1998      $212,787           -0-        --
    President and Chief       1997      $182,090(4)        -0-        --
    Operating Officer         1996      $150,000           -0-        --

                                                                    Long-Term
                                  Annual Compensation(1)           Compensation
                                  ----------------------           ------------
                                                                   Securities
  Name and                                                         Underlying
  Principal Position          Year      Salary($)       Bonus($)   Options(#)(2)
  ------------------          ----      ---------       --------   -------------

  Robert P. Freeman           1998      $197,830        $ 50,000      --
    President and Chief       1997      $215,920        $ 95,673    50,000
    Executive Officer -       1996      $242,480        $150,000      --
    Recticon Enterprises,
    Inc.

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

(4) As a result of an agreement between Messrs. Epstein and Ollendorff, Mr. Ollendorff voluntarily reduced his annual compensation by $24,280, effective July 1997, in order to increase Mr. Epstein's annual compensation for 1997 by $24,280. See "Employment Arrangements" below.


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

Stock Option Grants In Last Fiscal Year
---------------------------------------

        During the fiscal year ended December 31, 1998, there were no stock option grants or stock appreciation rights granted to the Named Executives or any other stock appreciation rights.

        On March 2, 1998 the Stock Option and Compensation Committee authorized the further amendment to certain of the Company's outstanding stock options (which had previously been amended on November 22, 1994). In exchange for each optionee agreeing to an increase in the exercise price in the event of a "change of control" from $.5625 to $1.25 (equal to the "fair market value" of the Company's Common Stock on March 2, 1998), the Company would expand the definition of "change of control" to include the merger, sale or liquidation of the business as set forth in (iv) below. The amended and expanded definition of "change of control" would occur in the following circumstances: (i) the first purchase of shares of equity securities of the Company pursuant to a tender offer or exchange offer (other than an offer by the Company) for 25% or more of the equity securities of the Company, which offer has not been approved by the Board of the Company, (ii) a single purchaser or a group of associated purchasers acquiring, without the approval or consent of the Board of the Company, securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities in one or a related series of transactions, (iii) in respect of an election of directors by the Company's stockholders, the election of any or all of the management's slate of directors being contested or opposed, whether through a solicitation of proxies, or otherwise, or (iv) on the day the stockholders of the Company approve (A) a definitive agreement for the merger or other business combination of the Company with or into another corporation pursuant to which the stockholders of the Company do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives and is a publicly owned corporation and not a subsidiary of another corporation, or (B) a definitive agreement for the sale, exchange, or other disposition of all or substantially all of the assets of the Company, or (C) any plan or proposal for the liquidation or dissolution of the Company. As of March 26, 1999, no such "change of control" has occurred.

        On November 7, 1996, the Board of Directors authorized the Company to loan moneys to officers and employees of the Company in order to encourage them to exercise their stock options. The term of such loans would be for the shorter of ten years or 60 days after termination of employment of the officer or employee, interest would accrue and be payable monthly on the principal, at the prevailing rate applicable to 90-day treasury bills at the time the loan is made, and the loan would be collateralized at all times, which collateral (subject to applicable law) may include shares of the Company. The loans must be collateralized so that the fair market value of the collateral would have to equal or exceed the principal outstanding amount of the loan at all times. As of March 26, 1999, no such loans to officers or employees have been made by the Company.

Year-End Option Values Table
----------------------------

        The following table sets forth information at December 31, 1998 respecting exercisable and non-exercisable options held by the Named Executives. During Fiscal 1998, the Named Executives did not exercise any stock options. The table also includes the value of "in-the-money" stock options which represents the spread between the exercise prices of the existing stock options and the year-end price of the Common Stock.


                   Number of Unexercised       Value of Unexercised In-
                        Options Held             the-Money Options
                  at December 31, 1998(1)      Held at December 31, 1998(1)
                  -----------------------      ----------------------------
                                   Not                          Not
Name             Exercisable    Exercisable     Exercisable  Exercisable
----             -----------    -----------     -----------  -----------

Stephen A.
  Ollendorff      300,000(2)       -0-             $-0-         $-0-

Edward N.
  Epstein         120,000(2)       -0-             $-0-         $-0-

Robert P.
  Freeman         100,000          -0-             $-0-         $-0-

----------------

(1) Based upon the closing sales price of the Common Stock on December 31, 1998 ($.75).
(2) On October 31, 1998, Messrs. Ollendorff and Epstein each surrendered 30,000 stock options previously granted in order to enable the Company to grant options to employees of Recticon.

Compensation of Directors
-------------------------

            Effective December 1998 directors who are not executive officers of the Company are compensated for their services by payment of an annual retainer of $12,000, $1,000 per day for each Board meeting attended in person by such director and $750 per day for each committee meeting attended in person by such director.

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

         As a result of an agreement between Messrs. Epstein and Ollendorff, Mr. Ollendorff voluntarily reduced his annual compensation by $24,280, effective July 1997, in order to increase Mr. Epstein's annual compensation for 1997 by $24,280. Mr. Ollendorff has agreed not to accept any increased compensation (other than cost-of-living increases) until Mr. Epstein's annual compensation shall be equal to Mr. Ollendorff's.

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management
          ---------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

            The following table sets forth, as of the close of business on March 15, 1999, information as to those stockholders (other than members of the Company's management), which is known by the Company to beneficially own more than 5% of its outstanding Common Stock.

                                     No. of Shares
Name and Address                     Beneficially                  Percentage
of Beneficial Owner                   Owned(1)                      of Class
-------------------                   --------                      --------

Estate of Herbert Berman(2)           283,000                        6.97%
 405 Lexington Avenue
 New York, NY 10174

Allen Landers, M.D.
1385 York Avenue
New York, NY 10021                    253,800                        6.24%

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

Ownership by Management
-----------------------

             The following table sets forth, as of March 15, 1999, the beneficial ownership of the Common Stock of the Company of (i) each director
(including the Named Executives) of the Company, and (ii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

                               No. of Shares
Name and Address               Beneficially                  Percentage
of Beneficial Owner             Owned(1)                      of Class
-------------------            -------------                  --------

Bert Sager                         428,125                    10.12%
                                    (3)(4)

Stephen A. Ollendorff            1,462,200                    32.58%
                                 (4)(5)(6)

Edward N. Epstein                  936,000                    22.35%
                                 (4)(5)(7)

Paula Berliner                     168,300                     4.07%
                                       (4)

Robert P. Freeman                  140,000                     3.36%
                                       (4)

Ronald J. Manganiello              184,946                     4.55%
                                       (8)
All executive officers
 and directors as                2,552,858                    52.01%
 a group (7 persons)             (3)(4)(5)
                                 (6)(7)(8)
--------------------
*     Less than 1%
(1) Unless otherwise indicated, the address of all the Company's directors and executive officers is c/o the Company's principal executive offices at 1251 Avenue of the Americas, 45th Floor, New York, NY 10020-1104.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 15, 1999 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the Record Date have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Does not include 200 shares of Common Stock owned by Mr. Sager's spouse, as sole trustee of a trust formed by Mrs. Sager's mother, as to which Mr. Sager disclaims beneficial ownership

(4) Includes the following shares that may be acquired upon exercise of options within 60 days from March 15, 1999: Mr. Sager - 160,000; Mr.
      Ollendorff - 300,000; Mr. Epstein - 120,000; Ms. Berliner - 70,000; Mr. Freeman - 100,000; and all directors and executive officers as group (7 persons) 840,000.

(5) Stephen A. Ollendorff, Chairman of the Board, Chief Executive Officer and Secretary of the Company, has entered into an Irrevocable Proxy and Voting Agreement with Respect to Election of Directors dated December 19, 1995 with Edward N. Epstein, President of the Company, with respect to 936,000 shares of Common Stock beneficially owned by Mr. Epstein. See "Certain Relationship and Related Transactions." Accordingly, Mr. Ollendorff's beneficial ownership includes such shares. Other than as set forth above, Mr. Ollendorff disclaims beneficial ownership of such shares.

(6)   Includes 1,000 shares owned by Mr. Ollendorff's spouse.

(7)   Includes 10,000 shares owned by Mr.Epstein as trustee for his minor child.

(8) Includes 32,946 shares owned by Mr. Manganiello's spouse and 2,000 owned by Mr. Manganiello as trustee for his children.

ITEM 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         Mr. Ollendorff, Chief Executive Officer of the Company, was of counsel to Hertzog, Calamari & Gleason, general counsel to the Company, through January 31, 1999. Effective February 1, 1999, the Company no longer retains counsel who are affiliated with Mr.Ollendorff.

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

ITEM 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

         (a)    Exhibits:

         3.1 Certificate of Incorporation as filed and recorded with the Secretary of State of Delaware, as amended - incorporated by reference to
Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         3.2 By-laws, as amended, effective November 7, 1996 - incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

         10.1 Employment Agreement dated August 31, 1993, between the Company and Stephen A. Ollendorff - incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form N-2 (No. 33-69610) filed with the Commission on September 19, 1993.

         10.2 Agreement dated October 31, 1991 between the Company and Larry V. Unterbrink - incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         10.3 1991 Stock Option Plan, as amended - incorporated  by reference to
Exhibit 10.7 to the Company's Registration Statement on Form N-2 (No. 33-69610) filed with the Commission on September 29, 1993.

         10.4 Purchase and Settlement Agreement, dated as of April 8, 1994, by and among ServiceMax, ServiceMax Tire and Auto Centers of Michigan, Inc., the Company, Stephen A. Ollendorff, Orland Wolford, Bert Sager, Donald R. Nance, C. James Sabo, Richard A. Sabo and Robert L. Sabo - incorporated by reference to
Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

         10.5 Amendment No. 1 to Employment Agreement, dated as of January 17, 1996, by and between the Company and Stephen A. Ollendorff - incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

         10.6 Employment Agreement, dated as of January 17, 1996, by and between the Company and Edward N. Epstein - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

         10.7 Amendment No. 1 to Employment Agreement, dated as of January 17, 1996, by and between the Company and Larry V. Unterbrink - incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

         10.8 Asset Purchase Agreement, dated May 30, 1997, by and among Morgan Tire & Auto, Inc., the Company and Automotive Industries, Inc. - incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 9, 1997.

         10.9 Assumption Agreement, dated May 30, 1997, by and among Morgan Tire & Auto, Inc., the Company and Automotive Industries, Inc. - incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 9, 1997.

         10.10 Letter Agreement,  dated as of February 15, 1995,  between Robert
P. Freeman and Recticon - incorporated by reference to Exhibit 10-13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         21    List of subsidiaries of the Company.

         27    Financial Data Schedule.

         (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ACORN HOLDING CORP.
                               (Registrant)

Dated:  March 29, 1999         By:Stephen A. Ollendorff
                                  --------------------------------------
                                  Stephen A. Ollendorff, Chairman
                                  of the Board and Chief Executive
                                  Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                   Title                 Date


Stephen A. Ollendorff              Chairman of the Board          March 29, 1999
------------------------           Chief Executive Officer
Stephen A. Ollendorff              (Principal Executive
                                   Officer), Secretary
                                   and Director

Edward N. Epstein                  President and Chief            March 29, 1999
------------------------           Operating Officer;
Edward N. Epstein                  Director


Larry V. Unterbrink                Treasurer (Principal           March 29, 1999
------------------------           Financial and Accounting
Larry V. Unterbrink                Officer)


Paula Berliner                     Director                       March 29, 1999
------------------------
Paula Berliner



Ronald J. Manganiello              Director                       March 29, 1999
------------------------
Ronald J. Manganiello



Bert Sager                         Director                       March 29, 1999
------------------------
Bert Sager

                      FINANCIAL STATEMENTS AND REPORT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     ACORN HOLDING CORP. AND SUBSIDIARIES

                          December 31, 1998 and 1997

                                C O N T E N T S


                                                                        Page


ACORN HOLDING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-3

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                     F-4

         CONSOLIDATED STATEMENTS OF INCOME                               F-5

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY       F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8


AUTOMOTIVE INDUSTRIES, INC.

REPORT OF INDEPENDENT ACCOUNTANTS                                        F-18

FINANCIAL STATEMENTS

         BALANCE SHEET                                                   F-19

         STATEMENT OF OPERATIONS                                         F-20

         STATEMENT OF SHAREHOLDER'S EQUITY                               F-21

         STATEMENT OF CASH FLOWS                                         F-22

         NOTES TO FINANCIAL STATEMENTS                                   F-23

               Report of Independent Certified Public Accountants


Board of Directors
Acorn Holding Corp.


         We have audited the accompanying consolidated balance sheets of Acorn Holding Corp. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Automotive Industries, Inc., as of and for the period ended May 31, 1997, at which date the net assets of that company were sold. The net operations of that company for the period ended May 31, 1997, and the gain on the sale of that company's net assets at that date are included in the consolidated statements of income as "Discontinued Operations." This caption, except for the elimination of intercompany transactions and related tax effects, was audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to those amounts included in the statement of income of Automotive Industries, Inc., is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Holding Corp. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


Grant Thornton LLP


Philadelphia, Pennsylvania
March 3, 1999, except for Note R as to which the date is March 8, 1999

                      Acorn Holding Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                ASSETS                                  1998             1997
                                                  --------------  --------------
CURRENT ASSETS
    Cash and cash equivalents                      $  1,126,838    $  2,882,526
    Restricted cash                                      11,798          41,439
    Investment securities                               668,439         986,706
    Accounts receivable - trade                          84,817         429,893
    Current portion of note receivable from
      sale of subsidiary                                110,235         121,696
    Current portion of note receivable
      - employee                                         40,000          40,000
    Inventories                                       2,055,827       2,506,763
    Prepaid expenses                                     22,337          13,843
    Deferred income tax asset                            70,881         179,000
                                                   ------------    ------------
                Total current assets                  4,191,172       7,201,866
                                                   ------------    ------------
MACHINERY AND EQUIPMENT, net of accumulated
    depreciation of $2,255,282 and
    $1,998,010 in 1998 and 1997, respectively         1,978,743       1,706,823
                                                   ------------    ------------
OTHER ASSETS
    Deposits and other                                     --            82,563
    Note receivable from sale of subsidiary,
     less current portion                               110,236         243,393
    Note receivable, less current portion
     - employee                                          80,000         120,000
    Other investments                                     9,108           9,981
    Goodwill, net of amortization of $555,947
     and $470,417 in 1998 and 1997, respectively        299,357         384,887
    Deferred income tax asset                         1,322,583       1,306,000
                                                   ------------    ------------
                                                      1,821,284       2,146,824
                                                   ------------    ------------
                                                   $  7,991,199    $ 11,055,513
                                                   ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt           $    121,062    $    121,062
    Accounts payable                                     20,157         303,474
    Accrued expenses
       Salaries and bonuses                              86,688         142,672
       Other                                             40,333          70,847
    Machine purchase deposit liability                   11,798          41,439
    Deferred income                                     300,000         466,680
                                                   ------------    ------------
                Total current liabilities               580,038       1,146,174
                                                   ------------    ------------
LONG-TERM DEBT, less current maturities                 121,061         242,122
                                                   ------------    ------------
DEFERRED INCOME                                         525,000         783,306
                                                   ------------    ------------
COMMITMENTS                                                --              --
STOCKHOLDERS' EQUITY
    Common stock                                         40,684          55,389
    Additional paid-in capital                       11,823,449      14,090,156
    Accumulated deficit                              (5,083,839)     (5,247,684)
    Less common stock in treasury, at
     cost - 9,000 shares                                   --           (13,950)
    Accumulated other comprehensive income
     (loss)                                             (15,194)           --
                                                   ------------    ------------
                Total stockholders' equity            6,765,100       8,883,911
                                                   ------------    ------------
                                                   $  7,991,199    $ 11,055,513
                                                   ============    ============

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                             Year ended December 31,



                                                         1998             1997
                                                     ------------   ------------

Net sales                                            $ 6,967,176    $ 7,907,820
                                                     -----------    -----------

Costs and expenses
    Cost of sales                                      5,098,572      5,209,795
    Selling, general and administrative                1,662,802      1,977,433
                                                     -----------    -----------
                                                       6,761,374      7,187,228

                Operating profit                         205,802        720,592
                                                     -----------    -----------

Other income (expense)
    Gain on sale of fixed assets                          18,000           --
    (Loss) gain on investment                             (4,696)       102,000
    Interest income, net                                  42,232         83,616
                                                     -----------    -----------
                                                          55,536        185,616
                                                     -----------    -----------

                Income from continuing
                  operations before income taxes         261,338        906,208

Income taxes                                              97,493        142,749
                                                     -----------    -----------

                Income from continuing operations        163,845        763,459
                                                     -----------    -----------

Discontinued operations
    Loss from operations of Automotive
     Industries, Inc. (net of income tax
     benefit of $239,589)                                   --         (379,395)
    Gain on sale of assets and
     liabilities of Automotive Industries, Inc.
      (net of income taxes of $700,138)                     --        1,095,087
                                                     -----------    -----------
                                                            --          715,692
                                                     -----------    -----------

                NET INCOME                           $   163,845    $ 1,479,151
                                                     ===========    ===========

Earnings per share
    Income from continuing operations                $       .04    $      0.14
    Income from discontinued operations                     --             0.13
                                                     -----------    -----------

                Net income                           $       .04    $      0.27
                                                     ===========    ===========

Weighted average shares outstanding                    4,179,542      5,538,164
                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1997


                                                                     Retained      Accumulated
                                                      Additional     earnings        other
                                          Common        paid-in    (accumulated    comprehensive     Treasury
                                           stock        capital      (deficit)       income           stock           Total
                                      ------------   -------------  -------------  ------------   -------------  ------------

Balance at January 1, 1997            $     55,389   $ 14,090,156   $  1,999,143   $       --     $       --     $ 16,144,688

Cumulative adjustment at January 1,
  1997, due to deregistration as a            --             --       (8,725,978)          --             --       (8,725,978)
  business development company
Treasury shares purchased                     --             --             --             --          (13,950)       (13,950)
Net income                                    --             --        1,479,151           --             --        1,479,151
                                      ------------   -------------  -------------  ------------   -------------  -------------

Balance at December 31, 1997                55,389     14,090,156     (5,247,684)          --          (13,950)     8,883,911

Comprehensive income
  Net income                                  --             --          163,845           --             --          163,845
  Other comprehensive income, net of
   reclassification adjustments and
   taxes                                      --             --             --         (15,194)          --           (15,194)
                                                                                                                 -------------
  Total comprehensive income                                                                                          148,651
                                                                                                                 -------------
Treasury shares purchased                     --             --             --             --       (2,267,462)    (2,267,462)
Retirement of treasury stock               (14,705)    (2,266,707)          --             --        2,281,412           --
                                      ------------   -------------  -------------  ------------   -------------  -------------
Balance at December 31, 1998          $     40,684   $ 11,823,449   $ (5,083,839)  $   (15,194)   $      --      $  6,765,100
                                      ============   =============  =============  ============   =============  =============


     The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                       1998           1997
                                                   ------------  ------------
Cash flows from operating activities
    Net income                                     $   163,845   $ 1,479,151
    Adjustments to reconcile net income
          to net cash provided by
          operating activities
      Depreciation and amortization                    343,210       525,524
      Deferred income taxes                             91,536       584,000
      Gain on sale of assets                              --      (1,795,225)
      Imputed interest                                    --          53,321
      (Gain) loss on sale of assets                    (18,000)        3,645
      Deferred credit                                     --         (53,321)
      Decrease in assets
         Accounts receivable                           345,076       312,817
         Inventories                                   450,936       256,719
         Prepaid expenses and other assets              74,069       151,200
      Increase (decrease) in liabilities
         Accounts payable                             (283,317)     (829,655)
         Accrued expenses                              (86,498)       21,467
         Deferred income                              (424,986)     (466,680)
                                                   -----------   -----------
          Net cash provided by operating
           activities                                  655,871       242,963
                                                   -----------   -----------
Cash flows from investing activities
    Purchase of machinery and equipment               (529,600)     (678,544)
    Redemption of treasury notes                          --       1,739,232
    Purchase of investments                            303,946    (2,735,919)
    Proceeds from sale of machinery and equipment       18,000         6,000
    Note receivable proceeds                           184,618        41,200
    Proceeds from sale of assets                          --       2,863,322
                                                   -----------   -----------
           Net cash (used in) provided
            by investing activities                    (23,036)    1,235,291
                                                   -----------   -----------
Cash flows from financing activities
    Payment of long-term debt and capital lease       (121,061)     (792,651)
    Purchase of treasury stock                      (2,267,462)      (13,950)
                                                   -----------   -----------
           Net cash used in financing activities    (2,388,523)     (806,601)
                                                   -----------   -----------
           NET (DECREASE) INCREASE IN CASH AND
              CASH EQUIVALENTS                      (1,755,688)      671,653

Cash and cash equivalents at beginning of year       2,882,526     2,210,873
                                                   -----------   -----------
Cash and cash equivalents at end of year           $ 1,126,838   $ 2,882,526
                                                   ===========   ===========
Supplemental disclosure of cash flow information
    Interest paid                                  $    26,060   $   105,084
                                                   ===========   ===========
    Retirement of treasury stock                   $ 2,281,412   $      --
                                                   ===========   ===========



The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


NOTE A - ORGANIZATION AND PURPOSE

    Acorn Holding Corp. (Acorn) (formerly Acorn Venture Capital Corporation) was incorporated under the laws of the State of Delaware on September 8, 1983.

    Acorn filed an election with the Securities and Exchange Commission to be treated as a business development company under the Investment Company Act of 1940, as amended and operated as such until November 1997. In November 1997, Acorn withdrew its election as an investment company, ceased to be a business development company, and commenced business as an operating company. At that date, the name of the company was changed to Acorn Holding Corp.

    The effect of the change in status from a business development company to an operating company was to decrease retained earnings by $8,728,978 at January 1, 1997, principally due to reflecting its investment in Recticon Enterprises, Inc., on a historical cost equity basis from a fair value basis.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Nature of Business and Principles of Consolidation
        --------------------------------------------------

    The consolidated financial statements include the accounts of Acorn and its two wholly owned subsidiaries: Automotive Industries, Inc. (Automotive), and Recticon Enterprises, Inc. (Recticon), (collectively, the Company). All intercompany transactions and balances have been eliminated. Automotive operated full-service automotive retail stores until the assets of Automotive were sold as of May 31, 1997. Recticon manufactures monocrystalline silicon wafers which are used in the microelectronics industry.

    2.  Use of Estimates
        ----------------

    In preparing the financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results could differ from those estimates.

    3.  Concentration of Risk
        ---------------------

    The subsidiaries provide their products to customers throughout the United States. The subsidiaries perform ongoing credit evaluations of their customers' financial condition and generally require no collateral from their customers. Bad debt expense is not significant.

    4.  Cash and Cash Equivalents
    --  -------------------------

    Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.


                                                                  (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    5.  Inventories
        -----------

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

    6.  Machinery and Equipment
        -----------------------

    Machinery and equipment are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives. Maintenance and repair costs are charged to expense as incurred.

    7.  Deferred Income
        ---------------

    Deferred income is an amount received from customers in exchange for Recticon's commitment to provide certain quantities of product over periods extending until September 2001. The deferred amounts are amortized on a straight-line basis over the terms of the agreements.

    8.  Income Taxes
        ------------

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

    9.  Earnings Per Share
        ------------------

    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The adoption of SFAS No. 128 had no impact on EPS of any year presented.


                                                                  (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    10.  Goodwill
         --------

    Goodwill represents the excess of cost over the fair value of the net assets acquired for the purchase of Recticon. This excess is being amortized over a period of 10 years.

    11.  Comprehensive Income
         --------------------

    On January 1, 1998,  the  Company  adopted  the FASB  issued  SFAS No.  130,
    Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale.

    12.  Investments
         -----------

    The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company classifies its investments as available-for-sale, whereby net unrealized gains and losses, net of tax, are required to be recognized as a separate component of stockholders' equity.

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

    In accordance with generally accepted accounting principles, the operations of Automotive are included in the accompanying consolidated statements of income as "Discontinued Operations." In addition, the net gain on the sale of that subsidiary is shown " Gain on Sale of Assets and Liabilities of Automotive Industries, Inc."

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997




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

NOTE E - INVESTMENT SECURITIES

    The amortized cost, unrealized gains and losses, and fair market value of the Company's available-for-sale investment securities at December 31, 1998 are:

                                               Gross       Gross      Fair
                                 Amortized  unrealized  unrealized    market
                                     cost      gain        loss       value
                                ----------  ----------  ----------   -------

U.S. Government and agency       $   5,943  $      82   $     --    $   6,025
State and municipal obligations    677,690        --      (15,276)    662,414
                                 ---------  ---------   ---------   ---------
                                 $ 683,633  $      82   $ (15,276)  $ 668,439
                                ==========  =========   =========   =========

    The following table lists the contractual maturities of investments:

                                                   Fair
                                  Amortized        market
                                    cost           value
                                  ---------       --------

     Less than one year            $115,331       $115,044
     After ten years                568,302        553,395
                                   --------       --------
                                   $683,633       $668,439
                                   ========       ========

    At December 31, 1997, investments consisting U.S. Treasury bills had amortized cost and fair market value of $986,706.

NOTE F - INVENTORIES

    Inventories consist of the following:
                                             1998             1997
                                        ---------------  --------------

       Raw materials and supplies        $   961,333      $ 1,122,426
       Work in process                       943,134        1,273,883
       Finished goods                        151,360          110,454
                                          ----------       ----------
                                         $ 2,055,827      $ 2,506,763
                                          ==========       ==========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997




NOTE G - CREDIT ARRANGEMENTS

    Recticon has available a $750,000 revolving line of credit which is due on demand. Interest is payable monthly at the prime rate (7.75% at December 31, 1998). The line is available through April 30, 1999, and is secured by Recticon's assets and is guaranteed by Acorn. At December 31, 1998 and 1997, there was $750,000 available under the line of credit.

NOTE H - LONG-TERM DEBT

    Recticon has long-term debt consisting of the following:

                                                      1998             1997
                                                  ------------     ------------
       Term loan at 8.25% interest per annum;
          principal payable in 48 monthly
          installments of $10,088, with final
          payment due December 30, 2000;
          secured by Recticon's assets             $   242,123      $   363,184

       Less current maturities                         121,062          121,062
                                                   -----------      -----------
                                                   $   121,061      $   242,122
                                                   ===========      ===========

    Annual maturities of long-term debt are as follows:

       Year ending December 31,
       ------------------------

                  1999                  $   121,062
                  2000                      121,061
                                        -----------
                                        $   242,123
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

    Annual recognition of deferred income is as follows:

         Year ending December 31,
         ------------------------

                  1999                        $   300,000
                  2000                            300,000
                  2001                            225,000
                                              -----------

                                              $   825,000
                                              ===========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997



NOTE J - INCOME TAXES

    The Company depreciates its machinery and equipment for income tax purposes at rates which vary from those used for financial reporting purposes. In addition, the Company has reported certain income for tax purposes which is being recognized over a period of years for financial statement purposes (note I).

    The income tax provision consists of the following:

                                             1998           1997
                                      -----------    -----------
   Current
       Federal                        $      --      $    35,000
       State                                8,286         19,731
   Deferred
       Federal                             89,207        512,036
       State                                 --           36,531
                                      -----------    -----------

                                      $    97,493    $   603,298
                                      ===========    ===========

Deferred tax assets consist of
  the following:
                                             1998           1997
                                      -----------    -----------

   Net operating loss carryforwards   $ 2,013,000    $ 2,079,000
   Depreciation                          (174,000)      (137,000)
   Deferred income                        334,000        507,000
   Carrying value of assets               332,000        386,000
   Note receivable                        192,000           --
   Other                                   93,464         47,000
                                      -----------    -----------
                                        2,790,464      2,882,000
   Less valuation allowance             1,397,000      1,397,000
                                      -----------    -----------

                                      $ 1,393,464    $ 1,485,000
                                      ===========    ===========

    A valuation allowance has been established against the deferred tax assets of net operating loss carryforwards due to separate return limitations that are applicable to $4,109,000 of net operating losses.

    The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                 1998         1997
                                               -------      -------

Tax at statutory federal rate                    34.0%       34.0%
State income taxes, net of federal benefits       3.3         4.5
Net operating losses                               --        (8.6)
Other                                              --        (1.0)
                                                 ----        ----
                                                 37.3%       28.9%
                                                 ====        ====

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997




NOTE K - COMMITMENTS

    Recticon leases its facilities under a lease agreement which expires on February 28, 2009. Minimum lease payments are as follows:

         Year ending December 31,
         ------------------------

                     1999                  $     96,000
                     2000                        96,000
                     2001                       116,000
                     2002                       120,000
                     2003                       120,000
                     Thereafter                 656,000
                                             ----------

                                            $ 1,204,000
                                            ===========

NOTE L - CONCENTRATIONS

    Three customers of the Company accounted for 53%, 15% and 5% of sales in 1998 and 39%, 18%, and 11% of sales in 1997.

    For 1998 and 1997, one vendor accounted for 13% and 12% of the Company's materials purchases, respectively.

    The Company and its subsidiaries maintain cash balances at financial institutions, mutual funds and brokerage accounts located throughout the United States. Accounts with financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE M - RELATED PARTY TRANSACTIONS

    During 1998 and 1997, the Company and its subsidiaries paid a law firm, of which the Company's Chief Executive Officer and Chairman was of counsel, approximately $116,000 and $100,000 for services rendered, including reimbursement of expenses.

    During 1998, the Company and its subsidiaries entered into two consulting agreements for approximately $25,000 each with two of its Board members to provide professional services for 1999.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997




NOTE N - EARNINGS PER SHARE

    The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                     Income            Number of Shares
                                   (numerator)           (denominator)       Per share amount
                             ---------------------     ----------------      ----------------
                                 1998       1997        1998        1997      1998     1997
                                 ----       ----        ----        ----      ----     ----
Basic EPS
   Income from continuing
       operations            $  163,845  $  763,459   4,179,542   5,538,164  $  .04   $ .14
   Income from discontinued
       operations                  --       715,692        --     5,538,164      --     .13
                             ----------  ----------                          ------   -----
       Net income            $  163,845  $1,479,151                          $  .04   $ .27
                             ==========  ==========                          ======   =====

    Diluted EPS is not presented, as the effect of dilutive securities, consisting of options, has no impact.

    Of the total options outstanding, options to purchase 720,000 shares of common stock ranging from $0.91 to $3.38 per share, were outstanding during the year. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price.

NOTE O - STOCK OPTIONS

    The Company has issued stock options to various officers of the Company. The stock options were issued at fair value as of the date of grant and have a term of 10 years from the date of grant. The following is a summary of stock options outstanding at December 31, 1998 and 1997:

                                           1998                   1997
                                -----------------------   ---------------------
                                              Weighted                Weighted
                                              average                 average
                                              exercise                exercise
                                   Shares      price       Shares      price
                                ----------    --------    --------   -----------
  Outstanding at January 1,        900,000    $   1.83     900,000   $    1.85
  Granted                           60,000        0.91     100,000        1.58
  Cancelled                        (60,000)       2.61    (100,000)       1.16
                                ----------                --------
  Outstanding at December 31,      900,000        1.81     900,000        1.83
                                ==========                ========
  Options exercisable at
    December 31,                   900,000        1.81     900,000        1.83
                                ==========                ========



                                                                  (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997



NOTE O - STOCK OPTIONS - Continued

    The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                 Options outstanding and exercisable
                         -----------------------------------------------------
                                          Weighted                  Weighted
      Range of                            remaining                 average
   exercise price         Shares       contractual life         exercise price
   --------------        -------       ----------------         --------------
       1998
       ----
     $   3.38            130,000            3 years               $   3.38
     $1.84 - 2.19        440,000            5 years                   1.94
     $   1.16             50,000            6 years                   1.16
     $   0.88            120,000            7 years                   0.88
     $   1.58            100,000            9 years                   1.58
     $   0.91             60,000            10 years                  0.91
                         -------
                         900,000
                         =======

    According to the stock option agreements, outstanding options can be exercised at the fair value of the Company's common stock as of November 22, 1994 ($0.5625) if a "change of control" of the Company, as defined in the agreements, occurs. The agreements were amended on March 2, 1998, to increase the exercise price to $1.25 in the event of a "change in control." Assuming these shares were exercised, there would be no material impact on EPS.

    As of December 31, 1998, no options had been exercised.

    The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 1998 and 1997, would have been reduced to the pro forma amounts indicated below:

                                                     1998            1997
                                               ---------------- --------------

       Net earnings
          As reported                           $   163,845       $1,479,151
          Pro forma                                 138,897        1,378,151

       EPS
          As reported                           $       .04       $     0.27
          Pro forma                                     .03             0.25


                                                                  (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1998 and 1997




NOTE O - STOCK OPTIONS - Continued

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before January 1, 1998. The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal year 1998: expected volatility of 53%, risk-free interest rate of 4.91%, and expected life of 10 years. The weighted average fair value of options granted during fiscal year 1998 was $0.91.

NOTE P - COMMON STOCK

    At December 31, 1998, the Company had 20,000,000 shares of common stock authorized, 4,068,406 shares issued and outstanding.

    At December 31, 1997, the Company had 20,000,000 shares of common stock authorized, 5,538,906 shares issued, and 5,529,908 shares outstanding.

    During 1998 and 1997, the Company repurchased 1,461,500 and 9,000 shares of its common stock through the open market. All treasury shares were retired.

NOTE Q - SEGMENT INFORMATION

    The Company is a holding company which owns and operates one subsidiary which manufactures monocrystalline silicon wafers used in the microelectronics industry. The Company considers its business to consist of one reportable operating segment.

    Until May 31, 1997, the Company also owned another subsidiary which operated automobile retail store. These operations are shown in the accompanying consolidated statements of income as discontinued operations.

NOTE R - SUBSEQUENT EVENT

    The Board of Directors has approved the submission of a proposal to the shareholders for a two shares for five shares "Reverse Split" of the Company's common stock. A special meeting of the stockholders has been called for April 15, 1999 to consider the proposal.

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Automotive Industries, Inc.

We have audited the accompanying balance sheet of Automotive Industries, Inc., a wholly owned subsidiary of Acorn Venture Capital Corporation, as of May 31, 1997, and the related statement of operations, shareholder's equity and cash flows for the five months ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Automotive Industries, Inc. as of May 31, 1997, and the results of its operations and its cash flows for the five months ended May 31, 1997, in conformity with generally accepted accounting principles.

As more fully described in Note 2, on May 30, 1997 the Company sold substantially all of its assets and liabilities to a third party.

PricewaterhouseCoopers LLP

Jacksonville, Florida
August 31, 1997, except for the second paragraph of Note 2, as to which the date is December 3, 1997

                           Automotive Industries, Inc.

                                  BALANCE SHEET

                                  May 31, 1997




                ASSETS

Current assets
    Cash and cash equivalents                                     $  1,888,277
    Receivable from parent                                             562,500
    Receivable from purchaser                                          121,696
    Prepaid expenses                                                     4,500
                                                                  ------------

                Total current assets                                 2,576,973

Deferred taxes                                                         553,560
Receivable from purchaser                                              243,393

                Total assets                                      $  3,373,926
                                                                  ============

                LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
    Accounts payable                                              $     44,442
    Current portion of long-term debt                                  562,500
    Accrued expenses                                                    81,602
                                                                  ------------

                Total current liabilities                              688,544

Contingencies and commitments (Notes 4 and 6)

Shareholder's equity
    Common stock, $.01 par value; 3,000 shares authorized,
       142 shares issued and outstanding                                     1
    Additional paid-in capital                                       2,359,234
    Retained earnings                                                  326,147
                                                                  ------------

                Total shareholder's equity                           2,685,382

                Total liabilities and shareholder's equity        $  3,373,926
                                                                  ============



The accompanying notes are an integral part of these financial statements.

                           Automotive Industries, Inc.

                             STATEMENT OF OPERATIONS

                     for the five months ended May 31, 1997




Sales
    Merchandise sales                                    $  5,112,751
    Labor sales                                             2,658,613
                                                         ------------

                Total sales                                 7,771,364

Cost of sales                                               3,528,024
                                                         ------------
                Gross profit                                4,243,340

Operating expenses                                          4,393,415
Depreciation                                                  196,342
Amortization                                                   35,799
                                                         ------------

                Operating loss                               (382,216)

Other (expense) income
    Gain on sale of assets and liabilities                  1,795,225
    Management fees to parent                                (475,000)
    Severance pay to former employees                        (160,000)
    Interest expense                                          (82,529)
    Other income                                                5,761

                Total other income, net                     1,083,457

Net income before income taxes                                701,241

Income tax provision                                          275,299

Net income                                               $    425,942
                                                         ============




The accompanying notes are an integral part of these financial statements.

                           Automotive Industries, Inc.

                        STATEMENT OF SHAREHOLDER'S EQUITY

                     for the five months ended May 31, 1997





                                       Common Stock       Additional       Retained        Total
                                   -------------------      Paid-In        Earnings     Shareholder's
                                     Shares    Amount       Capital        (Deficit)       Equity
                                   ---------  --------    -----------    ------------   -------------
Balance at December 31, 1996           142           1    $ 2,793,234    $   (99,795)   $ 2,693,440

Dividends ($3,056 per share)          --            --       (434,000)          --         (434,000)

Net income                            --            --            --         425,942        425,942
                                   --------   --------    ------------   -----------    -----------

Balance at May 31, 1997                142    $      1    $ 2,359,234    $   326,147    $ 2,685,382
                                   ========   ========    ===========    ===========    ===========













The accompanying notes are an integral part of these financial statements.

                           Automotive Industries, Inc.

                             STATEMENT OF CASH FLOWS

                     for the five months ended May 31, 1997




Cash flows from operating activities
    Net income                                                     $    425,942
    Adjustments to reconcile net income to net cash
     used in operating activities
       Deferred taxes                                                   275,299
       Gain on sale of assets                                        (1,795,225)
       Depreciation and amortization                                    232,141
       Imputed interest                                                  53,321
       Loss on sale of property and equipment                             3,645
       Changes in operating assets and liabilities:
          Trade accounts receivable and other receivables                93,873
          Inventory                                                      98,524
          Prepaid and other assets                                       89,292
          Accounts payable                                             (485,960)
          Accrued expenses                                              103,070
          Deferred credit                                               (53,321)
                                                                   ------------
                Net cash used in operating activities                  (959,399)
                                                                   ------------
Cash flows from investing activities
    Proceeds from sale of property and equipment                          6,000
    Purchases of property and equipment                                (148,366)
                                                                   ------------
                Net cash used in investing activities                  (142,366)
                                                                   ------------
Cash flows from financing activities
    Payments on long-term debt and capital lease obligations           (109,090)
    Loan to parent                                                     (600,000)
    Repayment of loan to parent                                          37,500
    Proceeds from sale of assets                                      2,500,000
                                                                   ------------
                Net cash provided by financing activities             1,828,410
                                                                   ------------
Increase in cash and cash equivalents                                   726,645
Cash and cash equivalents at beginning of year                        1,161,632
                                                                   ------------
Cash and cash equivalents at end of year                           $  1,888,277
                                                                   ============
Supplemental Disclosure of Cash Flow Information
       Cash paid for interest                                      $     57,678

Supplemental Schedule of Noncash Investing and
  Financing Activities
    Dividend declared to parent for satisfaction
     of receivable                                                 $    434,000





The accompanying notes are an integral part of these financial statements.

                           Automotive Industries, Inc.

                          NOTES TO FINANCIAL STATEMENTS




1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    Organization and Nature of Operations

    Automotive Industries, Inc. (the Company) is a Delaware corporation, headquartered in Jacksonville, Florida. The Company operated 28 retail stores which sold automotive tires, accessories, and related services through a network of company-owned retail stores located primarily in North Florida and South Georgia. See Note 2 for sale of assets of the Company. The Company is a wholly owned subsidiary of Acorn Holding Corp. (Acorn).

    Cash and Cash Equivalents

    Cash and cash equivalents represent demand deposits in banks and money market accounts.

    Deferred Taxes

    The Company's parent company, Acorn, files a consolidated federal income tax return which includes the Company's taxable income. Under Acorn's tax-sharing agreement with its subsidiaries, the Company is required to pay or receive to/from Acorn an amount equivalent to what it would have paid or received had the Company filed a separate federal income tax return.

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

2.  SALE OF ASSETS AND LIABILITIES

    The Company entered into an agreement to sell its operating assets as of May 30, 1997. In accordance with the agreement, the Company has sold substantially all of its assets and liabilities for a price of $2,500,000 plus an incentive amount equal to one percent (1%) of the aggregate gross sales of all the currently existing 28 locations for each of the three years beginning June 1, 1997 through May 31, 2000 not to exceed $500,000.







                                                                  (Continued)

                           Automotive Industries, Inc.

                          NOTES TO FINANCIAL STATEMENTS




2.  SALE OF ASSETS AND LIABILITIES - Continued

    As of December 3, 1997, the Company and purchaser entered into an agreement which amended the original purchase price. The Company and purchaser agreed to delete the incentive purchase amount discussed above and the parties agreed for the purchaser to pay the Company an aggregate amount of $425,000 to be paid in equal annual installments through June 2000, with no interest. The $425,000 has been recorded at its present value assuming a 8% imputed interest rate.

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

    In addition, the Company assigned the following liabilities to the purchaser: All current and long-term debt other than such debt owed to Falken Tire in excess of $300,000; all regular accounts payable excluding amounts due to officers or affiliates; all accrued expenses; all current sales tax payable; all deferred revenue; all capitalized lease obligations; all liabilities and obligations under contracts accrued or to be performed from and after the closing date; all indemnities, warranties, service or other obligations and liabilities arising out of or relating to goods manufactured or sold or services provided by the seller on or before the closing date.

3.  LONG-TERM DEBT

    The current portion of long-term debt consists of a non-interest bearing note of $562,500 issued in connection with Falken Tire Corporation supply agreement due December 31, 2001 (discounted at an imputed interest rate of 13%) without collateral.

    The non-interest bearing note issued in connection with the Falken Tire Corporation (Falken) supply agreement was renegotiated on January 1, 1997, which provided additional proceeds of $600,000 and extended the terms through December 31, 2001. Interest was imputed on this transaction at a rate deemed commensurate with the current rate of borrowing and, accordingly, debt discount totaling $312,810 was recorded as a reduction of the carrying value of this debt. The Falken agreement provides that if the amount of tire purchases required by the agreement is not met over specified periods of time, the debt becomes due upon demand and interest accrues at a rate of 1.5% per month or at the maximum rate permitted by law, whichever is less thereafter. As of May 31, 1997, the purchaser assumed a significant amount of the Company's outstanding debt, and the portion of the debt not assumed by the purchaser of $562,500 at May 31, 1997 was paid by the Company on June 2, 1997.

                                                                  (Continued)

                           Automotive Industries, Inc.

                          NOTES TO FINANCIAL STATEMENTS



4.  LEASES

    The Company leases certain store sites, office space, and equipment under operating leases. The leases expire at various dates through August 15, 2000. Total rent expense for the five months ended May 31, 1997 was $562,601.

    All of the leases were assumed by the purchaser.

5.  INCOME TAXES

    The provision for income taxes for the five months ended May 31, 1997 consists of the following:

       Current                                                $      -
       Deferred                                                  275,299
                                                              ----------

       Income tax expense                                     $  275,299
                                                              ==========

    The provision for income taxes on income differs from the amount computed by applying the U.S. federal income tax (35%) because of the effect of the following items:

       Tax expense at federal statutory rate                  $   245,434
       State tax, net of federal benefit                           25,028
       Other                                                        4,837
                                                             ------------

                                                              $   275,299
                                                             ============

    The Company's deferred tax asset as of May 31, 1997 consists of operating loss carryforwards of $553,560 expiring in 2010.

    Pursuant to a tax sharing agreement with Acorn, deferred tax assets (principally arising from net operating loss carryforwards) can be used within the consolidated group, therefore no valuation allowance has been recognized, since it is more likely than not that the deferred tax assets will be realized.







                                                                  (Continued)

                           Automotive Industries, Inc.

                          NOTES TO FINANCIAL STATEMENTS




6.  DEFINED CONTRIBUTION PENSION PLAN

    The Company had a defined contribution pension plan which covers all full-time employees who have completed six months of service and are 21 years of age or older. Employer matching contributions to the plan are at the discretion of management. No employer contributions were made for the five months ended May 31, 1997.

7.  FINANCIAL INSTRUMENTS

    Financial instruments that subject the Company to concentrations of credit risk are cash and receivables. The Company places its cash in what it believes to be high quality financial institutions which may, at times, exceed FDIC insurance limits. In management's opinion, there are no significant concentrations of credit risk at May 31, 1997.

8.  RELATED PARTY TRANSACTIONS

    In 1997, the Company declared a dividend of $434,000 to Acorn for satisfaction of a receivable in connection with a tax sharing agreement. During 1997, the Company advanced $1,075,000 to Acorn. This amount was comprised of $475,000 of management fees and a $600,000 note receivable from Acorn at 8% interest with the principal due on May 31, 1997.

    Subsequent to May 31, 1997, the Company declared a liquidating dividend of its remaining assets to Acorn.