Form 10QSB
period 1999-03-31
ACORN HOLDING CORP
filed 1999-05-24
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               March 31, 1999
                                                   ----------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                        to
                                         ---------                ---------

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                  59-2332857
------------------------------------    ------------------------------------
(State  or  other  jurisdiction  of     (IRS  Employer  Identification No.)
incorporation  or organization)

     1251 Avenue of the Americas, 45th Floor, New York, New York 10020-1104
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number, including area code         (212) 536-4089
                                                    --------------------

                                       N/A
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                  Yes           X                 No
                           -------------             ------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,627,359 shares of common stock, $.01 par value, as of May 21, 1999 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                       Consolidated Interim Balance Sheet
                      March 31, 1999 and December 31, 1998

                                                  March 31, 1999   December 31,
                                                    (Unaudited)        1998
                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                        $   791,428     $ 1,126,838
   Restricted Cash                                        9,896          11,798
   Investment in marketable securities                  589,928         668,439
   Accounts receivable - trade                          241,186          84,817
   Current portion  of  note
     receivable  from  sale  of
     subsidiary                                         110,235         110,235
   Current portion of note receivable
     - employee                                          40,000          40,000
   Inventories                                        1,980,360       2,055,827
   Prepaid expenses                                     109,318          22,337
   Deferred income tax assets                           121,770          70,881
                                                    -----------     -----------

   Total Current Assets                               3,994,121       4,191,172
                                                    -----------     -----------
MACHINERY  AND  EQUIPMENT, net of
   accumulated depreciation  of
   $2,255,282 as of December 31,
   1998 and $793,593 as of March 31,
   1999                                               1,947,375       1,978,743
                                                    -----------     -----------
OTHER ASSETS
   Note receivable from sale of
     subsidiary, less current                           110,236         110,236
     portion
   Note receivable, less current portion
     - employee                                          40,000          80,000
   Other investments                                      9,108           9,108
   Goodwill, net of amortization                        277,974         299,357
   Deferred income tax assets                         1,284,167       1,322,583
                                                    -----------     -----------

         Total Other Assets                           1,721,485       1,821,284
                                                    -----------     -----------
                                                      7,662,981       7,991,199
                                                    ===========     ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current Maturities of long-term debt                 121,062         121,062
   Accounts Payable                                     113,614          20,157
   Accrued Expenses                                     107,522         127,021
   Machine Purchase Deposit Liability                     9,896          11,798
   Deferred income                                            0         300,000
                                                    -----------     -----------
         Total Current Liabilities                      352,094         580,038
                                                    -----------     -----------

LONG-TERM DEBT, less current liabilities                 90,796         121,061
                                                    -----------     -----------

DEFERRED INCOME                                         750,000         525,000
                                                    -----------     -----------
STOCKHOLDERS' EQUITY
   Common Stock                                          40,684          40,684
   Additional paid-in capital                        11,874,338      11,823,449
   Accumulated deficit                               (5,444,931)     (5,083,839)
   Accumulated other comprehensive
     income (loss)                                            0         (15,194)
                                                    -----------     -----------
          Total Stockholders' Equity                  6,470,091       6,765,100
                                                    -----------     -----------

                                                    $ 7,662,981     $ 7,991,199
                                                    ===========     ===========
See accompanying notes

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Interim Statement of Income
                        March 31, 1999 and March 31, 1998

                                                March 31, 1999    March 31, 1998
                                                 (Unaudited)        (Unaudited)

Net Sales                                          $   877,455      $ 2,056,016
                                                   -----------      -----------

Costs and expenses
   Costs of sales                                      805,118        1,418,871
   Selling, general and administrative                 380,641          475,792
                                                   -----------      -----------
                                                     1,185,759        1,894,663

   Operating Profit                                   (308,304)         161,353
                                                   -----------      -----------

Other income
   Gain on investment                                     (214)               0
   Interest income, net                                 26,944            2,646
                                                   -----------      -----------
                                                        26,730            2,646
                                                   -----------      -----------

   Income before income taxes                         (281,574)         163,999
Income taxes expense (benefit)
   Current                                              64,323           85,865
   Deferred                                                  0          (75,865)
                                                   -----------      -----------
                                                        64,323           10,000
   Deferred income tax assets                        1,284,167        1,322,583
                                                   -----------      -----------

   Net Income                                         (345,897)         153,999
                                                   -----------      -----------

Earnings per share                                 ($     .085)     $     0.034

Weighted average shares outstanding                  4,066,406        4,490,502
                                                   ===========      ===========

See accompanying notes.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statement of Cash Flows
                        March 31, 1999 and March 31, 1998

                                                      March 31,       March 31,
                                                        1999            1998
                                                     (Unaudited)     (Unaudited)

Net Income from operations                           $  (345,898)   $   153,999

Adjustments to reconcile net income to
   net cash  provided by
   operating activities
   Depreciation and amortization                          94,921         94,921
(Increase) decrease in assets
    Accounts Receivable                                 (156,369)        36,928
    Inventory                                             75,467         55,106
    Prepaid expenses                                     (86,981)       (89,351)
    Deferred taxes                                       (12,473)       (17,798)
    Deposits and other assets                                  0         82,563
    Accounts payable                                      93,457         17,327
    Accrued expenses                                     (19,499)        85,641
    Deferred income                                      (75,000)      (116,671)
    Other liabilities                                          0         11,990
    Customer machinery acquisition liability                   0         (4,704)
                                                     -----------    -----------

    Net Cash provided by operating activities           (432,375)       293,645
                                                     -----------    -----------

Cash flows from Investing Activities
    Purchase of property, plant and equipment            (42,170)      (447,611)
    Purchase of company stock                                  0     (2,094,375)
    Redemption of U.S. Treasury Bill                           0        501,140
    Investment in marketable securities                   78,511              0
    Proceeds notes receivable                             40,000         40,000
                                                     -----------    -----------
Net cash used in investing activities                     76,341     (2,000,846)
                                                     -----------    -----------

Cash Flows from Financing Activities
    Payment of debt                                      (30,265)       (30,264)
    Additional paid-in capital                            50,889              0
                                                     -----------    -----------

    Net cash used in investing activities                 20,624        (30,264)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (335,410)    (1,737,465)

Cash and cash equivalents at beginning of year         1,126,838      2,923,965
                                                     -----------    -----------

Cash and cash equivalents at end of year             $   791,428    $ 1,186,500
                                                     ===========    ===========

See accompanying notes

                      ACORN HOLDING CORP. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
                                 March 31, 1999


NOTE A - ORGANIZATION AND PURPOSE

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1998 balance sheet has been derived from the audited financial statements contained in the 1998 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

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

NOTE B- NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Sales for the three-month period ended March 31, 1999 decreased $1,178,561 from the three-month period ended March 31, 1998. The Company incurred operating losses of ($308,304) as compared to an operating profit of $161,353 over the comparable prior year period. The principal reason for the decline in profitability was due to pricing pressures resulting from a lower demand for the Company's products, without a corresponding decrease in the cost of sales. The Company does not foresee, based on its present orders, an increased demand for its products for the next several months. However, it is cautiously optimistic that the Company may see an increased demand for its products in the second half of the 1999 fiscal year.

         Although the business in which the Company is engaged is highly competitive and cyclical in nature and has been recently incurring losses from operations, the Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      Exhibit No. 3 - Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on April 19, 1999.

      Exhibit No. 27 - Financial Data Schedule

     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACORN HOLDING CORP.



Date: May 24, 1999                      Larry V. Unterbrink
                                        -------------------------------
                                        Larry V. Unterbrink, Treasurer
                                        (Principal Financial and
                                        Accounting Officer)


                                        Stephen A. Ollendorff
                                        -----------------------------
                                        Stephen A. Ollendorff,
                                        Chairman, Chief Executive Officer,
                                        and Secretary