Form 10QSB/A
period 1999-03-31
ACORN HOLDING CORP
filed 1999-06-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
(Mark One)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,627,359 shares of common stock, $.01 par value, as of June 14, 1999 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                       Consolidated Interim Balance Sheet
                      March 31, 1999 and December 31, 1998

                                                  March 31, 1999   December 31,
                                                   (Unaudited)        1998
                                  ASSETS
CURRENT ASSETS
    Cash and cash equivalents                      $    791,428    $  1,126,838
    Restricted Cash                                       9,896          11,798
    Investment in marketable securities                 589,928         668,439
    Accounts receivable - trade                         241,186          84,817
    Current portion of note
      receivable  from  sale  of                        110,235         110,235
      subsidiary
    Current portion of note receivable
      - employee                                         40,000          40,000
    Inventories                                       1,980,360       2,055,827
    Prepaid expenses and other                           91,227          22,337
    Deferred income tax assets                          121,770          70,881
                                                   ------------    ------------
    Total Current Assets                              3,976,030       4,191,172
                                                   ------------    ------------
MACHINERY  AND  EQUIPMENT, net of accumulated
depreciation of $2,255,282 as of December 31,
1998 and $793,593 as of March 31, 1999                1,947,375       1,978,743
                                                   ------------    ------------
OTHER ASSETS
    Note receivable  from sale of subsidiary,
     less current portion                               110,236         110,236
    Note receivable, less current portion
     - employee                                          40,000          80,000
    Other investments                                     9,108           9,108
    Goodwill, net of amortization                       277,974         299,357
    Deferred income tax assets                        1,338,500       1,322,583
                                                   ------------    ------------
         Total Other Assets                           1,775,818       1,821,284
                                                   ------------    ------------
                                                      7,699,223       7,991,199
                                                   ============    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current Maturities of long-term debt                121,062         121,062
    Accounts Payable                                    123,509          20,157
    Accrued Expenses                                    101,625         127,021
    Machine Purchase Deposit Liability                    9,896          11,798
    Deferred income                                     300,000         300,000
                                                   ------------    ------------
         Total Current Liabilities                      656,092         580,038
                                                   ------------    ------------
LONG-TERM DEBT, less current liabilities                 90,796         121,061
                                                   ------------    ------------
DEFERRED INCOME                                         450,000         525,000
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
    Common Stock                                         40,684          40,684
    Additional paid-in capital                       11,823,449      11,823,449
    Accumulated deficit                              (5,342,766)     (5,083,839)
    Accumulated other comprehensive income
     (loss)                                             (19,032)        (15,194)
                                                   ------------    ------------
          Total Stockholders' Equity                  6,502,335       6,765,100
                                                   ------------    ------------
                                                   $  7,699,223    $  7,991,199
                                                   ============    ============
See accompanying notes.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                    Consolidated Interim Statement of Income
                        March 31, 1999 and March 31, 1998

                                             March 31, 1999  March 31, 1998
                                              (Unaudited)     (Unaudited)

Net Sales                                      $   877,455    $ 2,056,016
                                               -----------    -----------

Costs and expenses
  Costs of sales                                   805,118      1,418,871
  Selling, general and administrative              410,078        475,792
                                               -----------    -----------
                                                 1,215,196      1,894,663

  Operating Profit                                (337,741)       161,353
                                               -----------    -----------

Other income (expense)
  Loss on investment                                  (754)             0
  Interest income, net                              26,944          2,646
                                               -----------    -----------
                                                    12,008          2,646
                                               -----------    -----------

  Income (loss) before income taxes               (325,733)       163,999

Income taxes expense (benefit)
  Current                                           36,141         85,865
  Deferred                                        (102,947)       (75,865)
                                               -----------    -----------
                                                   (66,806)        10,000
                                               -----------    -----------

  Net Income (Loss)                               (258,927)       153,999
                                               -----------    -----------

Earnings per share                             ($     .064)     $   0.034

Weighted average shares outstanding              4,066,406      4,490,502
                                               ===========    ===========

See accompanying notes.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statement of Cash Flows
                        March 31, 1999 and March 31, 1998

                                                March 31, 1999  March 31, 1998
                                                 (Unaudited)     (Unaudited)

Net Income from operations                       $  (258,927)   $   153,999

Adjustments to reconcile net income to
  net cash  provided by operating activities
   Depreciation and amortization                      95,675         94,921
(Increase) decrease in assets
   Accounts Receivable                              (156,369)        36,928
   Inventory                                          75,467         55,106
   Prepaid expenses                                  (46,183)       (89,351)
   Deferred taxes                                    (66,806)       (17,798)
   Deposits and other assets                               0         82,563
Increase (decrease) in liabilities
   Accounts payable                                  103,352         17,327
   Accrued expenses                                  (25,396)        85,641
   Deferred income                                   (75,000)      (116,671)
   Other liabilities                                       0         11,990
   Customer machinery acquisition liability                0         (4,704)
                                                 -----------    -----------
      Net Cash provided by (used in) operating
        activities                                  (354,187)       293,645
                                                 -----------    -----------

Cash flows from Investing Activities
   Purchase of property, plant and equipment         (42,170)      (447,611)
   Purchase of company stock                               0     (2,094,375)
   Redemption of U.S. Treasury Bill                        0        501,140
   Proceeds of marketable securities                  52,212              0
   Proceeds notes receivable                          40,000         40,000
                                                 -----------    -----------

      Net Cash used in investing activities           49,042     (2,000,846)
                                                 -----------    -----------

Cash Flows from Financing Activities
   Payment of debt                                   (30,265)       (30,264)
                                                 -----------    -----------

      Net Cash used in financing activities          (30,265)       (30,264)
                                                 -----------    -----------

Net decrease in cash and cash equivalents           (335,410)    (1,737,465)

Cash and cash equivalents at beginning of year     1,126,838      2,923,965
                                                 -----------    -----------

Cash and cash equivalents at end of year         $   791,428    $ 1,186,500
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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

          Sales for the three-month period ended March 31, 1999 decreased $1,178,561 from the three-month period ended March 31, 1998. The Company incurred operating losses of ($258,927) as compared to an operating profit of $161,353 over the comparable prior year period. The principal reason for the decline in profitability was due to pricing pressures resulting from a lower demand for the Company's products, without a corresponding decrease in the cost of sales. The Company does not foresee, based on its present orders, an increased demand for its products for the next several months. However, it is cautiously optimistic that the Company may see an increased demand for its products in the second half of the 1999 fiscal year.

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

                                       ACORN HOLDING CORP.



Date: June 15, 1999                     Larry V. Unterbrink
                                        -------------------------------
                                        Larry V. Unterbrink, Treasurer
                                        (Principal Financial and
                                        Accounting Officer)


                                        Stephen A. Ollendorff
                                        -----------------------------
                                        Stephen A. Ollendorff,
                                        Chairman, Chief Executive Officer,
                                        and Secretary