Form 10QSB
period 1999-06-30
ACORN HOLDING CORP
filed 1999-08-16
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1999
                                          ----------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                      ---------                ---------

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                  59-2332857
--------------------------------------------------------------------------------
(State or other jurisdiction           (IRS  Employer  Identifition No.)
of incorporation organization)

     1251 Avenue of the Americas, 45th Floor, New York, New York 10020-1104
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip code)

Issuer's telephone number, including area code     (212) 536-4089
                                                 -------------------------------
                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,408,750 shares of common stock, $.01 par value, as of August 13, 1999 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                       Consolidated Interim Balance Sheet
                       June 30, 1999 and December 31, 1998


                                                June 30, 1999  December 31, 1998
                                                 (Unaudited)
                                                ------------   -----------------
                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $    863,229    $  1,126,838
   Restricted cash                                       --           11,798
   Investment in marketable securities               642,555         668,439
   Accounts receivable - trade                       265,781          84,817
   Current portion of note receivable
     from sale of subsidiary                         110,236         110,235
   Current portion of note receivable
     - employee                                       40,000          40,000
   Inventories                                     1,856,528       2,055,827
   Prepaid expenses and other                         39,768          22,337
   Deferred income tax assets                        121,770          70,881
                                                ------------    ------------
   Total current assets                            3,939,867       4,191,172
                                                ------------    ------------

MACHINERY AND EQUIPMENT, net of accumulated
   depreciation of $2,255,282 as of
   December 31, 1998 and $2,424,889
   as of June 30, 1999                             1,918,488       1,978,743
                                                ------------    ------------
OTHER ASSETS
   Note receivable from sale of
     subsidiary, less current portion                    --          110,236
   Note receivable, less current portion
     - employee                                       40,000          80,000
   Other investments                                   9,108           9,108
   Goodwill, net of amortization                     256,591         299,357
   Deferred income tax assets                      1,385,491       1,322,583
                                                ------------    ------------
         Total other assets                        1,691,190       1,821,284
                                                ------------    ------------
                                                   7,549,545       7,991,199
                                                ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt              121,062         121,062
   Accounts payable                                  100,705          20,157
   Accrued expenses                                  103,355         127,021
   Machine purchase deposit liability                    --           11,798
   Deferred income                                   300,000         300,000
                                                ------------    ------------
         Total current liabilities                   625,122         580,038
                                                ------------    ------------
LONG-TERM DEBT, less current maturities               60,531         121,061
                                                ------------    ------------
DEFERRED INCOME                                      375,000         525,000
                                                ------------    ------------
DEFERRED INCOME TAXES                                189,791             --
                                                ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock                                       40,684          40,684
   Additional paid-in capital                     11,823,449      11,823,449
   Accumulated deficit                            (5,580,185)     (5,083,839)
   Accumulated other comprehensive
     income (loss)                                    15,153         (15,194)
                                                ------------    ------------
         Total stockholders' equity                6,299,101       6,765,100
                                                ------------    ------------

                                                $  7,549,545    $  7,991,199
                                                ============    ============

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statements of Operations
                         June 30, 1999 and June 30, 1998
                                   (Unaudited)


                                           Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                           1999           1998            1999           1998
                                        -----------    -----------    -----------    -----------
Net sales                               $ 1,103,469    $ 2,140,993    $ 1,980,924    $ 4,197,009
                                        ===========    ===========    ===========    ===========

Costs and expenses
  Costs of sales                            888,870      1,526,730      1,693,988      2,945,601
  Selling, general and administrative       359,023        453,584        769,101        929,376
                                        -----------    -----------    -----------    -----------

                                          1,247,893      1,980,314      2,463,089      3,874,977

  Operating profit (loss)                  (144,424)       160,679       (482,165)       322,032
                                        -----------    -----------    -----------    -----------

Other income (expense)
  Loss on investment                             --         18,000           (754)        18,000
  Interest income, net                       49,805         (4,565)        62,567         (1,919)
                                        -----------    -----------    -----------    -----------
                                             49,805         13,435         61,813         16,081
                                        -----------    -----------    -----------    -----------

  Income (loss) before income taxes         (94,619)       174,114       (420,352)       338,113
Income taxes expense (benefit)
  Current                                   (30,355)       (28,160)           --          57,705
  Deferred                                  173,155         81,270         75,994          5,405
                                        -----------    -----------    -----------    -----------
                                            142,800         53,110         75,994         63,110
                                        -----------    -----------    -----------    -----------

  Net Income (Loss)                     $  (237,419)   $   121,004    $  (496,346)   $   275,003
                                        -----------    -----------    -----------    -----------
Earnings per share                      ($     .146)   $      .073    ($     .305)   $      .161

Weighted average shares
   outstanding                            1,627,362      1,668,751      1,627,362      1,711,307
                                        ===========    ===========    ===========    ===========

See accompanying notes.


                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statements of Cash Flows
                         June 30, 1999 and June 30, 1998
                                   (Unaudited)


                                           June 30, 1999    June 30, 1998
                                           -------------    -------------

Net income (loss) from operations           $  (496,346)   $   275,003

Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities
     Depreciation and amortization              190,990        186,354
     Deferred income taxes                       75,944         58,205
(Increase) decrease in assets
   Accounts receivable                         (180,964)        51,057
   Inventory                                    199,299        145,949
   Prepaid expenses                             (17,431)       (40,985)
   Deposits and other assets                      3,185           --
Increase (decrease) in liabilities
   Accounts payable                              80,548       (117,670)
   Accrued expenses                             (23,666)          --
   Deferred income                             (150,000)      (233,341)
                                            -----------    -----------

   Net cash provided by (used in)
     operating activities                      (318,441)       324,572
                                            -----------    -----------
Cash flows from investing activities
   Purchase of machinery and equipment          (87,969)      (479,089)
   Purchase of marketable securities               --         (337,855)
   Proceeds of marketable securities             53,095           --
   Proceeds notes receivable                    150,236        184,618
                                            -----------    -----------
   Net cash provided by (used in)
     investing activities                       115,362       (632,326)
                                            -----------    -----------
Cash flows from financing activities
   Payment of debt                              (60,530)       (50,441)
   Purchase of treasury stock                      --       (2,102,475)
                                            -----------    -----------

   Net cash used in financing activities        (60,530)    (2,152,916)

Net decrease in cash and cash equivalents      (263,609)    (2,460,670)

Cash and cash equivalents at
   beginning of year                          1,126,838      2,882,526
                                            -----------    -----------
Cash and cash equivalents at end of year    $   863,229    $   421,856
                                            -----------    -----------

See accompanying notes

                      ACORN HOLDING CORP. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
                                  June 30, 1999
                                   (Unaudited)



NOTE A - ORGANIZATION AND PURPOSE

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1998 balance sheet has been derived from the audited financial statements contained in the 1998 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. The results for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 which amends the implementation date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and loses) depends upon the intended use of the derivative and resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently reviewing the provisions of the statement.

The American Institute of Certified Public Accountants ("AICPA") issued Statement of Option ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP was issued to provide authoritative guidance on the subject of accounting for the costs associated with the purchase or development of computer software. The statement is effective for fiscal years beginning after December 15, 1998. This statement has been implemented and has no impact on the Company's consolidated financial statements.

NOTE C - REVERSE STOCK SPLIT

On April 19, 1999 the Company approved a resolution to amend the Company's certificate of incorporation to decrease the authorized common shares from approximately 4 million to 1.3 million and to effect a 5-for-2 reverse stock split. Earnings per share and weighted average shares outstanding for all periods presented have been changed to reflect the 5 for 2 reverse stock split.

NOTE D - Legal Matters

On May 14, 1999, the Chapter 7 Trustee in Bankruptcy for ServiceMax Tire & Auto Center of Michigan, Inc., (ServiceMax) filed an avoidance action in the United States Bankruptcy Court for the Eastern District of Michigan seeking to recover $1,750,000 from the Company on account of payments made to the Company and its subsidiary, Automotive Industries Inc. (Automotive).

During 1996, ServiceMax was forced into Chapter 7 bankruptcy. ServiceMax is a wholly owned subsidiary of ServiceMax Tire & Auto Centers, Inc. (ServiceMax Inc.) which is a wholly owed subsidiary the Company.

During 1996, $1,750,000 was received by the Company from a third party with respect to certain claims in exchange for certain releases with respect to Service Max Tire & Auto Centers, of which $752,0000 was remitted directing to the Company and the remaining balance of $997,500 was remitted to the Company's subsidiary, Automotive in settlement of outstanding liens and payables.

During 1997, the Company sold the assets and liabilities of Automotive.

ServiceMax Inc. is not included in the consolidated financial statements of the Company, because the majority owned subsidiary's control does not rest with the Company.

The Company has filed an answer to the avoidance action and intends to vigorously defend this action

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         Sales for the three-month period ended June 30, 1999 decreased $1,037,524 from the three-month period ended June 30, 1998, while sales for the six-month period ended June 30, 1999 decreased $2,216,085 from the six-month period ended June 30, 1998. The Company incurred operating losses of $144,424 and $482,165 for the three months and six months ended June 30, 1999, respectively, as compared to operating profits of $160,679 and $322,032, respectively, over the comparable prior year periods. The principal reason for the decline in profitability was due to pricing pressures resulting from a lower demand for the Company's products, without a corresponding decrease in the cost of sales. The Company does not foresee, based on its present orders, an increased demand for its products for the next several months.

         Although the business in which the Company is engaged is highly competitive and cyclical in nature and has been recently incurring losses from operations, the Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations.


                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On May 14, 1999, the Chapter 7 Trustee in Bankruptcy for ServiceMax Tire & Auto Centers of Michigan, Inc., filed an avoidance action in the United States Bankruptcy Court for the Eastern District of Michigan seeking to recover $1,750,000 from the Company on account of payments made to the Company and its subsidiary, Automotive Industries, Inc., during 1996 and 1997. The Company has filed an answer to the avoidance action and will vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of Stockholders of the Company was held on April 15, 1999 (the "Meeting") to consider and vote upon a proposed amendment of the Company's Certificate of Incorporation to effect a combination of the Company's issued and outstanding shares of Common Stock on the basis that each five (5) shares of Common Stock then outstanding would be converted into two (2) shares of Common Stock. A majority of the outstanding shares of the Company's Common Stock in accordance with Delaware General Corporation Law voted on and approved the proposal as follows: by the holders of : 3,465,091 shares of Common Stock cast in favor of such proposal, 164,195 shares of Common Stock voted against such proposal, and 5,300 shares abstained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Exhibit No. 27 - Financial Data Schedule

     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACORN HOLDING CORP.



Date: August    , 1999                  /s/ Larry V. Unterbrink
                                        ----------------------------------------
                                        Larry V. Unterbrink, Treasurer
                                        (Principal Financial and
                                        Accounting Officer)


                                        /s/ Stephen A. Ollendorff
                                        ----------------------------------------
                                        Stephen A. Ollendorff,
                                        Chairman, Chief Executive Officer,
                                        and Secretary