Form 10QSB
period 1999-09-30
ACORN HOLDING CORP
filed 1999-11-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 1999
                                           ----------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                      ---------                ---------

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                             59-2332857
----------------------------------           ----------------------------------
(State  or  other  jurisdiction              (IRS  Employer  Identification No.
 of incorporation or organization

     1251 Avenue of the Americas, 45th Floor, New York, New York 10020-1104
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number, including area code      (212) 536-4089
                                                   --------------------
                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

        Yes               X                    No
               -----------------------            ------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,617,358 shares of common stock, $.01 par value, as of November 12, 1999 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                       Consolidated Interim Balance Sheet
                    September 30, 1999 and December 31, 1998

                                          September 30, 1999  December 31, 1998
                                              (Unaudited)
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $  1,044,521    $  1,126,838
  Restricted cash                                      --           11,798
  Investment in marketable securities              215,887         668,439
  Accounts receivable - trade                      190,004          84,817
  Current portion of note receivable
     from sale of subsidiary                       110,236         110,235
  Current portion of note receivable
     - employee                                     40,000          40,000
  Inventories                                    1,897,287       2,055,827
  Prepaid expenses and other                        26,822          22,337
  Deferred income tax assets                       121,770          70,881
                                              ------------    ------------
  Total current assets                           3,646,527       4,191,172
                                              ------------    ------------
MACHINERY AND EQUIPMENT, net of accumulated
  depreciation of $2,501,046 as of
  September 30, 1999 and $2,255,282
  as of December 31, 1998                        1,880,419       1,978,743
                                              ------------    ------------
OTHER ASSETS
  Note receivable from sale of
    subsidiary, less current portion                   --          110,236
  Note receivable, less current
    portion - employee                              40,000          80,000
  Other investments                                  9,108           9,108
  Goodwill, net of amortization                    235,298         299,357
  Deferred income tax assets                     1,389,513       1,322,583
                                              ------------    ------------
  Total other assets                             1,673,919       1,821,284
                                              ------------    ------------
                                                 7,200,865       7,991,199
                                              ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt             121,062         121,062
  Accounts payable                                  87,808          20,157
  Accrued expenses                                  87,770         127,021
  Machine purchase deposit liability                   --           11,798
  Deferred income                                  300,000         300,000
                                              ------------    ------------
  Total current liabilities                        596,640         580,038
                                              ------------    ------------
LONG-TERM DEBT, less current maturities             30,265         121,061
                                              ------------    ------------
DEFERRED INCOME                                    300,000         525,000
                                              ------------    ------------
DEFERRED INCOME TAXES                              196,694             --
                                              ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock                                      40,684          40,684
  Additional paid-in capital                    11,823,449      11,823,449
  Accumulated deficit                           (5,769,490)     (5,083,839)
  Accumulated other comprehensive
   income (loss)                                   (17,377)        (15,194)
                                              ------------    ------------
  Total stockholders' equity                     6,077,266       6,765,100
                                              ------------    ------------
                                              $  7,200,865    $  7,991,199
                                              ============    ============
See accompanying notes.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statements of Operations
                    September 30, 1999 and September 30, 1998
                                   (Unaudited)


                                         Three Months Ended             Nine Months Ended
                                           September 30,                  September 30,
                                           1999           1998            1999           1998

Net sales                              $   989,774    $ 1,704,344    $ 2,970,698    $ 5,901,353
                                       -----------    -----------    -----------    -----------
Costs and expenses
 Costs of sales                            814,828      1,210,695      2,508,816      4,156,296
 Selling, general
  and administrative                       328,801        418,441      1,097,902      1,347,817
                                       -----------    -----------    -----------    -----------

                                         1,143,629      1,629,136      3,606,718      5,504,113

 Operating profit (loss)                  (153,855)        75,208       (636,020)       397,240
                                       -----------    -----------    -----------    -----------
Other income (expense)
  Loss on investment                       (10,523)           --         (11,277)        18,000
  Interest income, net                      (1,853)          (637)        74,896         (2,556)
                                       -----------    -----------    -----------    -----------
                                           (12,376)          (637)        63,619         15,444
                                       -----------    -----------    -----------    -----------

  Income (loss) before income taxes       (166,231)        74,571       (572,401)       412,684
Income taxes expense (benefit)
  Current                                  (14,182)         3,727            --           7,513
                                                                                    -----------
  Deferred                                  37,256         58,378        113,250        117,702
                                       -----------    -----------    -----------    -----------
                                            23,074         62,105        113,250        125,215
                                       -----------    -----------    -----------    -----------

  Net Income (Loss)                    $  (189,305)   $    12,466    $  (685,651)   $   287,469
                                       -----------    -----------    -----------    -----------

Earnings (loss) per share                    (0.12)          0.01          (0.42)          0.17

Weighted average shares outstanding      1,627,362      1,518,157      1,627,362      1,686,853
                                       ===========    ===========    ===========    ===========

See accompanying notes.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statements of Cash Flows
                    September 30, 1999 and September 30, 1998
                                   (Unaudited)

                                                 September 30,   September 30,
                                                      1999            1998

Net income (loss) from operations                $  (685,651)   $   287,469

Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities
  Depreciation                                       223,974        182,088
  Amortization                                        64,059         85,531
(Increase) decrease in assets
  Trade receivable                                  (105,187)        23,237
  Inventory                                          158,540        192,465
  Prepaid expenses                                    (4,485)       (25,865)
  Deferred taxes                                      78,875         61,340
  Deposits and other assets                           (3,184)       104,634
Increase (decrease) in liabilities
  Accounts payable                                    67,651       (158,411)
  Accrued expenses                                   (39,251)        (1,368)
  Deferred income                                   (225,000)      (350,011)
                                                 -----------    -----------
  Net cash provided by (used in)
   operating activities                             (469,659)       401,109
                                                 -----------    -----------

Cash flows from investing activities
  Purchase of property, plant and equipment         (125,650)      (518,009)
  Purchase of investments, net                       452,552       (110,518)
  Proceeds notes receivable                          150,236        184,618
                                                 -----------    -----------

  Net cash provided by (used in)
   investing activities                              477,138       (443,909)
                                                 -----------    -----------
Cash flows from financing activities
  Acquisition of treasury stock                          --      (2,265,966)

  Payment of debt                                    (89,796)       (90,795)
                                                 -----------    -----------

  Net cash used in financing activities              (89,796)    (2,356,761)
                                                 -----------    -----------

Net decrease in cash and cash equivalents            (82,317)    (2,399,561)

Cash and cash equivalents at beginning of year     1,126,838      2,882,526
                                                 -----------    -----------

Cash and cash equivalents at end of year         $ 1,044,521    $   482,965
                                                 -----------    -----------

See accompanying notes

                      ACORN HOLDING CORP. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

NOTE C - REVERSE STOCK SPLIT

On April 19, 1999 the Company approved a resolution to amend the Company's certificate of incorporation to decrease the authorized common shares from approximately 4 million to 1.3 million and to effect a 5-for-2 reverse stock split. Earnings per share and weighted average shares outstanding for al periods presented have been changed to reflect the 5 for 2 reverse stock split.

NOTE D - LEGAL MATTERS

On May 14, 1999, the Chapter 7 Trustee in Bankruptcy for ServiceMax Tire & Auto Center of Michigan, Inc., (ServiceMax) filed an avoidance action in the United States Bankruptcy Court for the Eastern District of Michigan seeking to recover $1,750,000 from the Company.

ServiceMax Inc. is not included in the consolidated financial statements of the Company, because the majority owned subsidiary's control does not rest with the Company.

The Company has filed an answer to the avoidance action and intends to vigorously defend this action.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Sales for the three-month period ended September 30, 1999 decreased $714,570 from the three-month period ended September 30, 1998, while sales for the nine-month period ended September 30, 1999 decreased $2,930,655 from the nine-month period ended September 30, 1998. The Company incurred operating losses of $153,855 and $636,020 for the three months and nine months ended September 30, 1999, respectively, as compared to operating profits of $75,208 and $397,240, respectively, over the comparable prior year periods. The principal reason for the decline in profitability was due to pricing pressures resulting from a lower demand for the Company's products, without a corresponding decrease in the cost of sales. The Company does not foresee, based on its present orders, an increased demand for its products for at least the first quarter of the year 2000.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Exhibit No. 27 - Financial Data Schedule

     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ACORN HOLDING CORP.



Date: November 15, 1999
                                           Larry V. Unterbrink
                                           ------------------------------------
                                           Larry V. Unterbrink, Treasurer
                                             (Principal Financial and
                                             Accounting Officer)



                                           Stephen A. Ollendorff
                                           ------------------------------------
                                           Stephen A. Ollendorff,
                                             Chairman, Chief Executive Officer,
                                             and Secretary