Form 10KSB
period 1999-12-31
ACORN HOLDING CORP
filed 2000-03-30
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1999

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
                 (Name of small business issuer in its charter)

            Delaware                                   59-2332857
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

        1251 Avenue of the Americas, 45th Floor, New York, NY 10020-1104
              (Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code        (212) 536-4089

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

                   Yes   X                 No
                       ------                 -----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1999 were $4,281,949.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 2000 (valued at the average of the bid price of $1.65625 and asked price of $2.00 on such date) was $1,515,097.75.

The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of March 27, 2000: 1,627,358 (which reflects a two-for-five reverse stock split, effective April 19, 1999).

Transitional Small Business Disclosure Format (check one):

                        Yes      ;          No   X
                            -----             ------
                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  Description of Business

General

         Acorn Holding Corp. (the "Company") is a holding company with one wholly-owned subsidiary, Recticon Enterprises, Inc. ("Recticon"), which it acquired in 1993 by issuing 320,000 shares of the Company's common stock, $.01 par value (the "Common Stock") to the stockholders of Recticon in exchange for all of the outstanding shares of stock of Recticon. Unless otherwise indicated, all of the shares of the Common Stock have been adjusted to reflect the two-for-five reverse stock split, effective April 19, 1999.

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


Recticon's Present Business

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

        In 1995, Recticon entered into long-term agreements with two of its major customers, pursuant to which said customers have paid an aggregate of $2.3 Million in cash for the right to receive a specified number of silicon wafers at a predetermined gross profit margin. In addition, in 1996, Recticon entered into agreements pursuant to which Recticon received $2.4 Million in cash from two customers in order for Recticon to purchase additional furnaces and related equipment (the "Units"). At the end of five years, the Units will be turned over to Recticon at no cost. In exchange therefor, Recticon has agreed to sell these customers the wafers produced by the Units at a mutually agreed to gross profit margin. Recticon has expanded its facilities and, as a result thereof, has the capacity to add an additional four or five Units. Recticon presently has ten functioning Units. These new Units have not only given Recticon added capacity, but have also enabled it to enter into the five and six-inch wafer market and, subject to purchasing additional equipment, give it the capacity to enter into the eight-inch market. There can be no assurance that Recticon will acquire any additional Units or successfully enter into the eight-inch wafer market.

         Recticon's raw materials are acquired from silicon wholesalers. For 1999, 7% of its raw materials were acquired from one supplier, while for 1998 it was 13%. Although Recticon has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. Recticon believes that there are adequate alternative sources of supply to meet its requirements.

         For 1999 three customers of Recticon accounted for 46%, 31% and 4% of its sales, respectively. For 1998, three customers of the Company accounted for

53%, 15% and 5% of its sales, respectively. The loss of any or all of these customers, could have an adverse, possibly severe, effect on the business of Recticon.

         Compliance   with  federal,   state  and  local  laws  and  regulations
regulating the discharge of materials into the environment has not had, and under present conditions, Recticon does not anticipate that such laws and regulations will have a material effect on the results of operations, capital expenditures or the competitive position of Recticon.

Employees

         The Company currently has three executive officers, all of whom are employees of the Company. Recticon presently employs 42 full-time people, all of whom are located at its facility in Pottstown.

ITEM 2.  Description of Property

         The Company maintains its principal executive office in New York, New York at no charge to the Company and an office in New Canaan, Connecticut, at a cost of $300 per month.

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

ITEM 3.  Legal Proceedings

         On May 14, 1999, the Chapter 7 Trustee in Bankruptcy for ServiceMax Tire & Auto Centers of Michigan, Inc., ("ServiceMax") filed an avoidance action in the United States Bankruptcy Court for the Eastern District of Michigan seeking to recover $1,750,000 from the Company.

         ServiceMax  Inc.  is  not  included  in  the   consolidated   financial
statements of the Company, because the majority owned subsidiary's control does not rest with the Company.

         The Company has filed an answer to the avoidance action and intends to vigorously defend this action.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on December 23, 1999 (the "Meeting"). The following matters were voted on and approved by the holders of a majority of the outstanding shares of the Company's Common Stock in accordance with Delaware General Corporation Law:

                  (a) The first proposal presented to the stockholders was the election of five persons as directors of the Company to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The following persons were elected as directors of the Company, and each person received that number of votes set opposite that person's name:

                                          VOTES
                                  FOR             WITHHELD
                                 -------------------------
       Paula Berliner            1,356,423         5,390
       Edward N. Epstein         1,356,183         5,630
       Ronald J. Manganiello     1,356,423         5,390
       Stephen A. Ollendorff     1,356,183         5,630
       Bert Sager                1,356,423         5,390

                  (b) The second proposal presented to the stockholders was to ratify the firm of Grant Thornton LLP as the independent public accountants of the Company for the 1999 fiscal year. There were 1,359,757 shares of Common Stock cast in favor of such proposal, 900 shares of Common Stock voted against such proposal, and 1,156 shares abstained.


                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock was accepted for listing in October 1988 on NASDAQ under the symbol "AVCC". The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by NASDAQ, adjusted for the two-for-five stock split, effective, April 19, 1999. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. There presently is a limited public market for the Common Stock.

         Quarter Ending             Low          High
         --------------             ---          ----
            1999
            ----
         March 31                   $1.563       $3.344
         June 30                    $1.188       $2.344
         September 30               $1.063       $1.875
         December 31                $ .938       $2.063

         Quarter Ending             Low          High
         --------------             ---          ----

            1998
            ----
         March 31                   $3.125       $3.75
         June 30                    $3.125       $4.063
         September 30               $2.110       $3.125
         December 31                $1.875       $3.047


         As of March 27, 2000, there were approximately 398 holders of record of the Company's Common Stock with 1,627,358 shares of Common Stock outstanding. In addition, the Company believes that there are more than 1,300 beneficial owners of Common Stock whose shares are held in "street" name as of such date. On March 27, 2000, the closing bid and asked quotations of the Common Stock were $1.65625 and $2.00, respectively.

         The Company has never paid and does not currently intend to pay cash dividends. In addition, the Company has never made, nor adopted any policies with respect to, in-kind distributions, and has no present intention of adopting any such policies or of making any such distributions.

ITEM 6.  Management's Discussion and Analysis
         or Plan of Operations

        On November 4, 1997, pursuant to the approval of the Company's stockholders, the Company withdrew its election with the Commission to be treated as a Business Development Company under the 1940 Act. Since that time, the Company has been operating as a holding company with one wholly-owned subsidiary, Recticon. The Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations. The business in which the Company is engaged is highly competitive and cyclical in nature. For the fiscal year ended December 31, 1999, the Company's net sales declined approximately $2,685,227 from the fiscal year ended December 31, 1998 and operating profit (loss) declined approximately $896,317 during the corresponding period from a gain of $205,802 in fiscal 1998 to a loss of $690,515 in fiscal 1999.

         The Company's sales and profitability have shown improvement during the first quarter of the fiscal year ending December 31, 2000 and the Company is anticipating to be profitable for the first quarter of 2000. Although the Company hopes to achieve even greater profitability during the second quarter of 2000, no assurance can be given that the Company will maintain its profitability during 2000.

        The Company completed implementation of its Year 2000 compliance plan on a timely basis and did not experience any disruption in business or significant issues resulting from Year 2000 compliance.

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

         Not Applicable

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and
        Control Persons

         The following is a list (along with certain biographical information) of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:

                                Year of
                               Election
                                  as
 Name and Age                  Director       Position
---------------                ---------      --------
(As of 3/1/2000)

Bert Sager(1)(2)               1983           Director
  (74)

Stephen A. Ollendorff          1983           Chairman of the Board,
  (61)      (1)                               Chief Executive Officer,
                                              Secretary and Director

Edward N. Epstein*             1995           President and Chief
  (59)      (1)                               Operating Officer; Director

Larry V. Unterbrink            (3)            Treasurer
  (65)

Robert P. Freeman               -             President and Chief
  (65)                                        Executive Officer
                                              of Recticon

Paula Berliner                 1990           Director
  (56)  (1)(2)

Ronald J. Manganiello*         1997           Director
  (50)    (1)(2)(4)

--------------
*Designees of Edward N. Epstein.  See "Certain Relationships and
 Related Transactions."
(1)  Member of the Stock Option and Compensation Committee
(2)  Member of the Audit Committee.
(3)  Mr. Unterbrink was a member of the Board from
     1985 until February 1995.
(4) Mr. Manganiello was a member of the Board from November 1995 until January 1997, and was elected to the Board in December 1997.
--------------

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

         RONALD J. MANGANIELLO has been a principal in the merchant banking firm of New Canaan Capital LLC, since January 1996. Since July 1996 he has been a principal of Sylhan LLC. From 1986 to January 1996, Mr. Manganiello was Chairman and Chief Executive Officer of Hanger Orthopedic Group, Inc., a publicly-traded provider of patient care services and products for orthotic and prosthetic rehabilitation.

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

ITEM 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth information for the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997, respectively, respecting compensation earned by the Chief Executive Officer of the Company and the executive officers (whose salary and bonus earned in fiscal 1999 exceeded $100,000) of the Company serving at the end of fiscal 1999 (the "Named Executives").


                                                                    Long-Term
                                       Annual Compensation(1)      Compensation
                                       ----------------------      ------------
                                                                    Securities
   Name and                                                         Underlying
Principal Position          Year       Salary($)      Bonus($)     Options(#)(2)
-------------------         ----       ---------      --------     -------------
Stephen A. Ollendorff      1999(3)     $250,543(4)      -0-            --
  Chairman and Chief       1998(3)     $246,597         -0-            --
  Executive Officer        1997(3)     $254,615(5)      -0-          50,000

                                                                    Long-Term
                                       Annual Compensation(1)      Compensation
                                       ----------------------      ------------
                                                                    Securities
   Name and                                                         Underlying
Principal Position          Year       Salary($)      Bonus($)     Options(#)(2)
-------------------         ----       ---------      --------     -------------

Edward N. Epstein            1999      $216,192(4)      -0-            --
  President and Chief        1998      $212,787         -0-            --
  Operating Officer          1997      $182,090(5)      -0-            --



Robert P. Freeman            1999      $203,353       $ 50,000         --
  President and Chief        1998      $197,830       $ 50,000         --
  Executive Officer -        1997      $215,920       $ 95,673       50,000
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

(4) Effective November, 1999 Messrs. Ollendorff and Epstein voluntarily reduced by 50% their cash compensation received from the Company. Includes the unpaid balance of $29,879 and $18,016 for Messrs. Ollendorff and Epstein, respectively, reflecting the amounts being accrued on the books of the Company.

(5) As a result of an agreement between Messrs. Epstein and Ollendorff, Mr. Ollendorff voluntarily reduced his annual compensation by $24,280, effective July 1997, in order to increase Mr. Epstein's annual compensation for 1997 by $24,280. See "Employment Arrangements" below.

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

Stock Option Grants In Last Fiscal Year

        During the fiscal year ended December 31, 1999, there were no stock option grants or stock appreciation rights granted to the Named Executives or any other stock appreciation rights.

        On March 2, 1998 the Stock Option and Compensation Committee authorized the further amendment to certain of the Company's outstanding stock options (which had previously been amended on November 22, 1994). In exchange for each optionee agreeing to an increase in the exercise price in the event of a "change of control" from $1.406 to $3.13 (equal to the "fair market value" of the Company's Common Stock on March 2, 1998), the Company would expand the definition of "change of control" to include the merger, sale or liquidation of the business as set forth in (iv) below. The amended and expanded definition of "change of control" would occur in the following circumstances: (i) the first purchase of shares of equity securities of the Company pursuant to a tender offer or exchange offer (other than an offer by the Company) for 25% or more of the equity securities of the Company, which offer has not been approved by the Board of the Company, (ii) a single purchaser or a group of associated purchasers acquiring, without the approval or consent of the Board of the Company, securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities in one or a related series of transactions, (iii) in respect of an election of directors by the Company's stockholders, the election of any or all of the management's slate of directors being contested or opposed, whether through a solicitation of proxies, or otherwise, or (iv) on the day the stockholders of the Company approve (A) a definitive agreement for the merger or other business combination of the Company with or into another corporation pursuant to which the stockholders of the Company do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives and is a publicly owned corporation and not a subsidiary of another corporation, or (B) a definitive agreement for the sale, exchange, or other disposition of all or substantially all of the assets of the Company, or (C) any plan or proposal for the liquidation or dissolution of the Company. As of March 27, 2000, no such "change of control" has occurred.

        On November 7, 1996, the Board of Directors authorized the Company to loan moneys to officers and employees of the Company in order to encourage them to exercise their stock options. The term of such loans would be for the shorter of ten years or 60 days after termination of employment of the officer or employee, interest would accrue and be payable monthly on the principal, at the prevailing rate applicable to 90-day treasury bills at the time the loan is made, and the loan would be collateralized at all times, which collateral (subject to applicable law) may include shares of the Company. The loans must be collateralized so that the fair market value of the collateral would have to equal or exceed the principal outstanding amount of the loan at all times. As of March 27, 2000, no such loans to officers or employees have been made by the Company.

Year-End Option Values Table

        The following table sets forth information at December 31, 1999 respecting exercisable and non-exercisable options held by the Named Executives. During the fiscal year ended December 31, 1999, the Named Executives did not exercise any stock options. The table also includes the value of "in-the-money" stock options which represents the spread between the exercise prices of the existing stock options and the year-end price of the Common Stock.


                   Number of Unexercised      Value of Unexercised In-
                       Options Held               the-Money Options
                  at December 31, 1999(1)    Held at December 31, 1999(1)
                --------------------------   ----------------------------
                                   Not                          Not
Name             Exercisable    Exercisable     Exercisable  Exercisable
----             -----------    -----------     -----------  -----------
Stephen A.
  Ollendorff       120,000          -0-            $-0-         $-0-

Edward N.
  Epstein           48,000          -0-            $-0-         $-0-

Robert P.
  Freeman           40,000          -0-            $-0-         $-0-

----------------
(1) Based upon the closing sales price of the Common Stock on December 31, 1999:
    $1.75.

Compensation of Directors

        Effective December 1998 directors who are not executive officers of the Company are compensated for their services by payment of an annual retainer of $12,000, $1,000 per day for each Board meeting attended in person by such director and $750 per day for each committee meeting attended in person by such director. Pursuant to existing contractual commitments, Mr. Sager and Mrs.
Berliner are each entitled as consultants to receive $24,000 per year, including directors' fees, for a minimum three-year period, which has been renewed by its terms.

Employment Arrangements

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

            The Company entered into an employment agreement with Edward N. Epstein, effective January 1, 1996, for a three year period, which has been renewed by its terms, on a year-to-year basis, through December 31, 2000 at an annual compensation of $150,000, subject to cost-of-living adjustments. Mr. Epstein agrees to devote such time to the business and affairs of the Company as he believes is necessary for the operations of the Company.

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

          Robert P. Freeman, President and Chief Executive Officer of Recticon, entered into a letter agreement with Recticon as of February 15, 1995, which provides that if, within one (1) year of a "change of control" (as defined in the agreement) of Recticon, his employment is terminated without cause by Recticon, or he resigns because of (i) assignment, without his written consent, of any duties inconsistent with his position, duties, responsibilities and status with Recticon, or change in his reported responsibilities, titles of offices or any plan, act, scheme or design to constructively terminate him, or
(ii) reduction by Recticon of his annual base salary, he shall receive the following benefits: (i) annual base salary through the date of termination; (ii) in lieu of any further salary payments, severance pay on the tenth business day following the date of termination, a lump sum equal to two times his annual base salary; and (iii) if Mr. Freeman terminates his employment with Recticon between the first and second year of a change of control for any reason other than "for cause", Recticon will pay him the amount he would have been paid if he had remained employed through the end of the second year of a change of control, but in no event less than an amount equal to six months of base salary. In addition, Recticon will maintain all medical, health and accident plans for a period of the earlier of (i) 24 months or (ii) the date of which he is covered by reason of his being employed by a new employer. In addition, the Board of Directors of Recticon authorized an annual bonus to Mr. Freeman equal to 5% of the operating profit of Recticon, prior to the payment of bonuses and without giving effect to the account supply commitment fees, corporate charges, executive compensation and consulting fees, but no less than $50,000 through the year 2000.

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

                                      No. of Shares
Name and Address                      Beneficially              Percentage
of Beneficial Owner                    Owned(1)                  of Class
--------------------                  -------------             ----------

 Estate of Herbert Berman(2)             113,200                  7.0%
 405 Lexington Avenue
 New York, NY 10174

Allen Landers, M.D.
1385 York Avenue
New York, NY 10021                       101,520                  6.3%

---------------
(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the 1934 Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

(2) Excludes shares of Common Stock owned by the adult children of the late Herbert Berman.

Ownership by Management

             The following table sets forth, as of March 15, 2000, the beneficial ownership of the Common Stock of the Company of (i) each director
(including the Named Executives) of the Company, and (ii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

                                       Amount and Nature     Percentage of
    Name and Address of                  of Beneficial        Outstanding
    Beneficial Owner(1)                   Ownership           Shares Owned
    -------------------                -----------------     -------------
    Bert Sager                              171,250              10.6%
                                             (3)(4)

    Stephen A. Ollendorff                   606,980              34.9%
                                             (5)(6)

    Edward N. Epstein                       387,500              23.3%
                                          (4)(5)(7)



    Paula Berliner                           67,320              4.09%
                                                (4)


    Robert P. Freeman                        56,000              3.38%
                                                (4)

    Ronald J. Manganiello                    66,578              4.57%
                                                (8)

    All executive officers and            1,036,056              53.0%
     directors as a group (7 persons)     (3)(4)(5)
                                          (6)(7)(8)
-------------------
*     Less than 1%

(1) Unless otherwise indicated, the address of all the Company's directors and executive officers is c/o the Company's principal executive offices at 1251 Avenue of the Americas, 45th Floor, New York, NY 10020-1104.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 15, 2000 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the Record Date have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Does not include 80 shares of Common Stock owned by Mr. Sager's spouse, as sole trustee of a trust formed by Mrs. Sager's mother, as to which Mr. Sager disclaims beneficial ownership

(4) Includes the following shares that may be acquired upon exercise of options within 60 days from March 15, 1999: Mr. Sager - 64,000; Mr. Ollendorff - 20,000; Mr. Epstein - 48,000; Ms. Berliner - 28,000; Mr. Freeman - 40,000; and all directors and executive officers as group (7 persons) 336,000.

(5) Stephen A. Ollendorff, Chairman of the Board, Chief Executive Officer and Secretary of the Company, has entered into an Irrevocable Proxy and Voting Agreement with Respect to Election of Directors dated December 19, 1995 with Edward N. Epstein, President of the Company, with respect to 387,500 shares of Common Stock beneficially owned by Mr. Epstein. See "Certain Relationship and Related Transactions." Accordingly, Mr. Ollendorff's beneficial ownership includes such shares. Other than as set forth above, Mr. Ollendorff disclaims beneficial ownership of such shares.

(6)     Includes 400 shares owned by Mr. Ollendorff's spouse.

(7)     Includes shares owned by Mr. Epstein as trustee for his minor child.

(8) Includes shares owned by Mr. Manganiello's spouse and by Mr. Manganiello as trustee for his children.

ITEM 12.  Certain Relationships and Related Transactions

         Mr. Ollendorff, Chief Executive Officer of the Company, was of counsel to Hertzog, Calamari & Gleason, general counsel to the Company, through January 31, 1999. Effective February 1, 1999, the Company no longer retains counsel who are affiliated with Mr. Ollendorff.

         Mr. Ollendorff has entered into an Irrevocable Proxy and Voting Agreement With Respect to Election of Directors (the "Proxy"), with Edward N. Epstein, with respect to the shares of Common Stock beneficially owned by Mr. Epstein (the "Stock"), commencing on December 19, 1995 and terminating on December 31 of such year in which either party shall have given the other party at least twelve (12) months' written notice thereof prior to December 31 of such year. If any shares of the Stock covered by the Proxy are sold to any other party, the Proxy as it relates to such shares of Stock shall terminate immediately upon such sale. Pursuant to the Proxy, Mr. Ollendorff undertakes to vote the Stock, as well as use his best efforts (including voting shares of stock of the Company owned by him) for the election of the greater of (i) two
(2) directors or (ii) a number of directors equal to 22% (rounded up to the next highest number) of the entire Board of Directors, acceptable to Mr. Epstein. Mr. Epstein had designated himself and Ronald J. Manganiello to Mr. Ollendorff with respect to the election of members of the Board as acceptable to him.

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

         21    List of subsidiaries of the Company.

         27    Financial Data Schedule.

         (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ACORN HOLDING CORP.
                                   (Registrant)

Dated: March 29, 2000           By: Stephen A. Ollendorff
                                  ---------------------------------
                                  Stephen A. Ollendorff, Chairman
                                  of the Board and Chief Executive
                                  Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                        Title                             Date
---------                        -----                             ----

Stephen A. Ollendorff            Chairman of the Board           March 29, 2000
------------------------         Chief Executive Officer
Stephen A. Ollendorff            (Principal Executive
                                 Officer), Secretary
                                 and Director

Edward N. Epstein                President and Chief             March 29, 2000
------------------------         Operating Officer;
Edward N. Epstein                Director


Larry V. Unterbrink              Treasurer (Principal            March 29, 2000
------------------------         Financial and Accounting
Larry V. Unterbrink              Officer)


Paula Berliner                   Director                        March 29, 2000
------------------------
Paula Berliner

Ronald J. Manganiello            Director                        March 29, 2000
------------------------
Ronald J. Manganiello


Bert Sager                       Director                        March 29, 2000
------------------------
Bert Sager

                  FINANCIAL STATEMENTS AND REPORT OF
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                 ACORN HOLDING CORP. AND SUBSIDIARIES

                      December 31, 1999 and 1998

                                 C O N T E N T S


                                                                       Page


ACORN HOLDING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-3

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                    F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS                          F-5

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
              EQUITY AND COMPREHENSIVE INCOME (LOSS)                    F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-8

               Report of Independent Certified Public Accountants


Board of Directors
Acorn Holding Corp.


         We have audited the accompanying consolidated balance sheets of Acorn Holding Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinions.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Holding Corp. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.





Philadelphia, Pennsylvania
March 17, 2000

                      Acorn Holding Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                ASSETS                                 1999             1998
                                                   -----------      -----------
CURRENT ASSETS
    Cash and cash equivalents                      $   956,357      $ 1,126,838
    Restricted cash                                        -             11,798
    Investment securities                              208,601          668,439
    Accounts receivable - trade                        355,259           84,817
    Current portion of note receivable
      from sale of subsidiary                          110,236          110,235
    Current portion of note receivable
      - employee                                        40,000           40,000
    Inventories                                      2,073,308        2,055,827
    Prepaid expenses                                    20,482           22,337
    Deferred income tax asset                          121,770           70,881
                                                   -----------      -----------
                Total current assets                 3,886,013        4,191,172
                                                   -----------      -----------

MACHINERY AND EQUIPMENT, net of accumulated
    depreciation of $1,016,755 and $720,055
    in 1999 and 1998, respectively                   1,832,326        1,978,743
                                                   -----------      -----------
OTHER ASSETS
    Note receivable from sale of subsidiary, less
     current portion                                    -               110,236
    Note receivable, less current portion
     - employee                                         40,000           80,000
    Other investments                                   9,108            9,108
    Goodwill, net of amortization of $641,477
     and $555,947 in 1999 and 1998, respectively       213,827          299,357
    Deferred income tax asset                        1,544,542        1,322,583
                                                   -----------      -----------
                                                     1,807,477        1,821,284

                                                   $ 7,525,816      $ 7,991,199
                                                   ===========      ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                 $   150,000              -
    Current maturities of long-term debt               121,062          121,062
    Accounts payable                                   138,257           20,157
    Accrued expenses
       Salaries and bonuses                            136,144           86,688
       Other                                            39,820           40,333
    Machine purchase deposit liability                     -             11,798
    Deferred income                                    300,000          300,000
                                                   -----------      -----------

                Total current liabilities              885,283          580,038
                                                   -----------      -----------
LONG-TERM DEBT, less current maturities                    -            121,061
                                                   -----------      -----------

DEFERRED INCOME                                        225,000          525,000
                                                   -----------      -----------

DEFERRED INCOME TAX LIABILITY                          206,800              -

COMMITMENTS                                                -                -

STOCKHOLDERS' EQUITY
    Common stock                                        16,280           40,684
    Additional paid-in capital                      11,847,853       11,823,449
    Accumulated deficit                             (5,635,154)      (5,083,839)
    Accumulated other comprehensive income (loss)      (20,246)         (15,194)
                                                   -----------      -----------
                Total stockholders' equity           6,208,733        6,765,100
                                                   -----------      -----------

                                                  $  7,525,816     $  7,991,199
                                                   ===========      ===========
The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,




                                                        1999             1998
                                                     -----------    -----------

Net sales                                            $ 4,281,949    $ 6,967,176
                                                     -----------    -----------

Costs and expenses
    Cost of sales                                      3,453,085      5,098,572
    Selling, general and administrative                1,519,379      1,662,802
                                                     -----------    -----------
                                                       4,972,464      6,761,374

      Operating profit (loss)                           (690,515)       205,802
                                                     -----------    -----------

Other income (expense)
    Gain on sale of fixed assets                            --           18,000
    Loss on investment                                   (11,763)        (4,696)
    Interest income, net                                  84,451         42,232
                                                     -----------    -----------
                                                          72,688         55,536
                                                     -----------    -----------

      Income (loss) before income taxes
          (benefit) expenses                            (617,827)       261,338

Income tax (benefit) expenses                            (66,512)        97,493
                                                     -----------    -----------

                Net income (loss)                    $  (551,315)   $   163,845
                                                     ===========    ===========

Earnings (loss) per share (basic and diluted)        $     (0.34)   $      0.10
                                                     ===========    ===========

Weighted average shares outstanding                    1,628,002      1,671,817
                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                     Years ended December 31, 1999 and 1998

                                                                               Accumulated
                                                   Additional                     other
                                     Common         paid-in      Accumulated   comprehensive     Treasury
                                      stock         capital       deficit      income (loss)       stock         Total
                                  ------------   ------------   ------------   -------------  ------------   ------------

Balance at December 31, 1997      $     55,389   $ 14,090,156   $ (5,247,684)  $       --     $    (13,950)  $  8,883,911

Comprehensive income (loss)
  Net income                              --             --          163,845           --             --          163,845
  Other comprehensive income
   (loss), net of reclassi-
   fication adjustments and
   taxes                                  --             --             --          (15,194)          --          (15,194)
                                                                                                             ------------
    Total comprehensive income                                                                                    148,651
                                                                                                             ------------
Treasury shares purchased                 --             --             --             --       (2,267,462)    (2,267,462)
Retirement of treasury stock           (14,705)    (2,266,707)          --             --        2,281,412           --
                                  ------------   ------------   ------------   -------------  ------------   ------------
Balance at December 31, 1998            40,684     11,823,449     (5,083,839)  $    (15,194)          --        6,765,100
                                                                               =============

Five for two reverse stock split       (24,404)        24,404           --             --             --             --
Comprehensive income (loss)
  Net loss                                --             --         (551,315)  $       --             --         (551,315)
  Other comprehensive income
  (loss), net of reclassi-
  fication adjustments and taxes                                                    (20,246)                      (20,246)
                                                                                                             ------------
    Total comprehensive income
     (loss)                               --             --             --             --             --         (571,561)
                                  ------------   ------------   ------------   -------------  ------------   ------------

Balance at December 31, 1999      $     16,280   $ 11,847,853   $ (5,635,154)  $    (20,246)  $       --     $  6,208,733
                                  ============   ============   ============   ============   ============   ============





The  accompanying  notes are an integral  part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                              1999             1998
                                           -----------    -----------
Cash flows from operating activities
  Net income (loss)                        $  (551,315)   $   163,845
  Adjustments to reconcile net income
     (loss) to net cash (used in)
     provided by operating activities
    Realized loss on investment                (11,763)          --
    Depreciation and amortization              382,230        343,210
    Deferred income taxes                      (66,519)        91,536
    Gain on sale of assets                        --          (18,000)
    (Increase) decrease in assets
      Accounts receivable                     (270,442)       345,076
      Inventories                              (17,481)       450,936
      Prepaid expenses and other assets          2,326         74,069
    Increase (decrease) in liabilities
       Accounts payable                        118,100       (283,317)
       Accrued expenses                         48,943        (86,498)
       Deferred income                        (300,000)      (424,986)
                                           -----------    -----------
         Net cash (used in) provided
          by operating activities             (665,921)       655,871
                                           -----------    -----------
Cash flows from investing activities
  Purchase of machinery and equipment         (150,283)      (529,600)
  Purchase of investments                         --          303,946
  Proceeds from sale of machinery
     and equipment                                --            8,000
  Proceeds from redemption of
     investments                               466,548           --
  Note receivable proceeds                     150,236        184,618
                                           -----------    -----------
         Net cash provided by
          (used in) investing activities       466,502        (23,036)
                                           -----------    -----------
Cash flows from financing activities
  Proceeds from line of credit, net            150,000           --
  Payment of long-term debt and
     capital lease                            (121,062)      (121,061)
  Purchase of treasury stock                      --       (2,267,462)
                                           -----------    -----------
         Net cash provided by
          (used in) financing activities        28,938     (2,388,523)
                                           -----------    -----------

         NET DECREASE IN CASH AND
           CASH EQUIVALENTS                   (170,481)    (1,755,688)

Cash and cash equivalents at
      beginning of year                      1,126,838      2,882,526
                                           -----------    -----------

Cash and cash equivalents at end of year   $   956,357    $ 1,126,838
                                           ===========    ===========
Supplemental disclosure of cash flow
   information
    Interest paid                          $    16,985    $    26,060
                                           ===========    ===========

    Retirement of treasury stock           $      --      $ 2,281,412
                                           ===========    ===========

The accompanying notes are an integral part of these statements.
                                      F-7

                      Acorn Holding Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - ORGANIZATION AND PURPOSE

    Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983.

    Acorn is a holding company for its wholly-owned subsidiaries, Automotive Industries, Inc. (Automotive) and Recticon Enterprises, Inc. (Recticon).

    Automotive is an inactive subsidiary.

    Recticon is organized to engage in the business of manufacturing and processing of silicon wafers for the semi-conductor industry.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Principles of Consolidation

    The consolidated financial statements include the accounts of Acorn and its wholly owned subsidiaries.

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

    6.  Machinery and Equipment

    Machinery and equipment are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives. Maintenance and repair costs are charged to expense as incurred.
                                                           (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    7.  Deferred Income

    Deferred income is an amount received from customers in exchange for Recticon's commitment to provide certain quantities of product over periods extending until September 2001. The deferred amounts are amortized on a straight-line basis over the terms of the agreements.

    8.  Income Taxes

    Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Income tax expense represents taxes payable, net of changes in deferred income tax assets and liabilities during the year. Acorn files a consolidated federal income tax return which includes the subsidiaries' taxable income. Under Acorn's tax-sharing agreement with its subsidiaries, the subsidiaries are required to pay to Acorn an amount equivalent to what it would have paid had it filed a separate company federal income tax return and the subsidiaries' tax losses may be offset against future years' amounts payable to Acorn.

    9.  Earnings Per Share

    The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

    10.  Goodwill

    Goodwill represents the excess of cost over the fair value of the net assets acquired for the purchase of Recticon. This excess is being amortized over a period of 10 years.

    11.  Comprehensive Income

    The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale.

    12.  Investments

    The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company classifies its investments as available-for-sale, whereby net unrealized gains and losses, net of tax, are required to be recognized as a separate component of stockholders' equity.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1999 and 1998

NOTE C - RESTRICTED CASH

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

NOTE D - INVESTMENT SECURITIES

    The amortized cost, unrealized gains and losses, and fair market value of the Company's available-for-sale investment securities at December 31, 1999 and 1998 are:


                                                     1999
                                                     ----
                                                Gross      Gross        Fair
                                   Amortized  unrealized  unrealized   market
                                     cost        gain       loss        value
                                   ---------  ----------  ----------  ---------
U.S. government and agency        $    -      $    -      $    -     $     -
State and municipal obligations     228,847        -       (20,246)     208,601
                                  ----------  ----------  ---------  ----------

                                  $ 228,847   $    -      $(20,246)  $  208,601
                                  ==========  ==========  =========  ==========


                                                     1998
                                                     ----
                                                Gross      Gross        Fair
                                   Amortized  unrealized  unrealized   market
                                     cost        gain       loss        value
                                   ---------  ----------  ----------  ---------

U.S. government and agency        $    5,943  $       82  $    -     $    6,025
State and municipal obligations      677,690        -       (15,276)    662,414
                                  ----------  ----------  ---------  ----------

                                  $  683,633  $       82  $ (15,276) $  668,439
                                  ==========  ==========  =========  ==========

The following table lists the contractual maturities of investments:
                                                                       Fair
                                                    Amortized         market
                                                        cost           value

       After ten years                             $   228,847      $   208,601
                                                    ----------       ----------

                                                   $   228,847      $   208,601
                                                    ==========       ==========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1999 and 1998

NOTE E - INVENTORIES

    Inventories consist of the following:
                                                   1999             1998
                                             ---------------  --------------

       Raw materials and supplies            $    778,530     $    961,333
       Work in process                          1,147,304          943,134
       Finished goods                             147,474          151,360
                                              -----------      -----------

                                             $  2,073,308      $ 2,055,827
                                              ===========       ==========

NOTE F - CREDIT ARRANGEMENTS

    Recticon has available a $750,000 revolving line of credit which is due on demand. Interest is payable monthly at the prime rate (8.5% at December 31, 1999). The line is available through April 30, 2000, and is secured by Recticon's assets and is guaranteed by Acorn. At December 31, 1999, there was $600,000 available under the line of credit.

NOTE G - LONG-TERM DEBT

    Recticon has long-term debt consisting of the following:

                                                   1999             1998
                                              ---------------  --------------
    Term loan at 8.25%  interest per annum;
      principal  payable in 48 monthly
      installments of $10,088, with final
      payment due December 30, 2000;
      secured by Recticon's assets            $   121,062      $   242,123

       Less current maturities                    121,062          121,062
                                               ----------       ----------
                                              $      -         $   121,061
                                               ==========       ==========

NOTE H - DEFERRED INCOME

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

    Annual recognition of deferred income is as follows:

         Year ending December 31,

                  2000                       $   300,000
                  2001                           225,000
                                              ----------

                                             $   525,000
                                             ===========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1999 and 1998


NOTE I - INCOME TAXES

    The Company depreciates its machinery and equipment for income tax purposes at rates which vary from those used for financial reporting purposes. In addition, the Company has reported certain income for tax purposes which is being recognized over a period of years for financial statement purposes (note H).

    The income tax provision consists of the following:

                                               1999             1998
                                         ---------------  --------------
       Current
           Federal                       $      -         $           -
           State                                -                  8,286
       Deferred
           Federal                             (66,512)           89,207
           State                                -                 -
                                         -------------    --------------

                                         $     (66,512)   $       97,493
                                         =============    ==============

    Deferred tax assets (liabilities) consist of the following:
                                              1999             1998
                                         ---------------  --------------

       Net operating loss carryforwards   $ 2,290,000      $ 2,013,000
       Depreciation                          (206,000)        (174,000)
       Deferred income                        214,000          334,000
       Carrying value of assets               293,000          332,000
       Note receivable                        192,000          192,000
       Other                                   73,000           93,464
                                          -----------      -----------
                                            2,856,000        2,790,464
       Less valuation allowance             1,397,000        1,397,000
                                          -----------      -----------

                                          $ 1,459,000      $ 1,393,464
                                          ===========      ===========

    A valuation allowance has been established against the deferred tax assets of net operating loss carryforwards due to separate return limitations that are applicable to $1,397,000 of net operating losses.

    The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                       1999             1998
                                                  -------------    -----------

    Tax at statutory federal rate                      -  %            34.0%
    State income taxes, net of federal benefits        -                3.3
    Net operating losses                               -                  -
    Other                                              -                  -
                                                   --------          ---------
                                                       -  %            37.3%
                                                   ========          =======

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1999 and 1998

NOTE J - COMMITMENTS

    Recticon leases its facilities under a lease agreement which expires on February 28, 2009. Minimum lease payments are as follows:

         Year ending December 31,

                     2000                $    96,000
                     2001                    116,000
                     2002                    120,000
                     2003                    120,000
                     Thereafter              656,000
                                         -----------

                                         $ 1,108,000
                                         ===========
NOTE K - CONCENTRATIONS

    Three customers accounted for 46%, 31% and 4% of sales in 1999 and 53%, 15% and 5% of sales in 1998.

    For 1999 and 1998, one vendor accounted for 7% and 13% of materials purchases, respectively.

    Acorn and its subsidiaries maintain cash balances at financial institutions, mutual funds and brokerage accounts located throughout the United States. Accounts with financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Acorn believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE L - RELATED PARTY TRANSACTIONS

    During 1999, Acorn and its subsidiaries paid a law firm, of which the Company's Chief Executive Officer and Chairman was of counsel, approximately $5,200 for reimbursement of expenses.

    During 1998, Acorn and its subsidiaries paid a law firm, of which the Company's Chief Executive Officer and Chairman was of counsel, approximately $116,000 for services rendered, including reimbursement of expenses.

    For the year ended December 31, 1999, Acorn paid consulting fees totalling $48,000 to two of its former Officers (currently Directors).

    Directors fees expense for the years ended December 31, 1999 and 1998 were $12,000 and $11,000, respectively.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1999 and 1998

NOTE M - EARNINGS PER SHARE

    The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                       Income (loss)        Number of Shares
                        (numerator)          (denominator)     Per share amount
                    --------------------  -------------------- ----------------
                       1999       1998       1999     1998      1999      1998
                       ----       ----       ----     ----      ----      ----
Basic EPS
 Net income (loss)  $(551,315)  $163,845  1,628,002  1,671,817  $(0.34)  $ 0.10
                    ==========  ========  =========  =========  =======  =======

    Diluted EPS is not presented, as the effect of dilutive securities, consisting of options, has no impact.

    In 1999, all of the 360,000 options outstanding to purchase common stock with an exercise price ranging from $2.19 to $8.44, were not included in the computation of diluted EPS because the option exercise price was greater than the average market price.

    In 1998, of the total 360,000 options outstanding, options to purchase 288,000 shares of common stock ranging from $2.27 to $8.44 per share, were outstanding during the year. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price.

NOTE N - STOCK OPTIONS

    The Company has issued stock options to various officers of the Company. The stock options were issued at fair value as of the date of grant and have a term of 10 years from the date of grant. The following is a summary of stock options outstanding at December 31, 1999 and 1998:
                                   1999                       1998
                         ------------------------        ----------------------
                                       Weighted                       Weighted
                                       average                         average
                                       exercise                       exercise
                         Shares         price            Shares        price
                         -------       ---------         ------       --------
  Outstanding at
     January 1,          360,000       $    4.59         360,000      $    4.58

  Granted                   -              -              24,000           2.27

  Cancelled                 -              -             (24,000)          6.53

  Outstanding at
     December 31,        360,000       $    4.59         360,000      $    4.59
                         =======                         =======

  Options exercisable at
     December 31,        360,000       $    4.59         360,000      $    4.59
                         =======                         =======

                                                           (Continued)
                                      F-14

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1999 and 1998

NOTE N - STOCK OPTIONS - Continued

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                      Options outstanding and exercisable
                              -------------------------------------------------
                                                  Weighted         Weighted
         Range of                                 remaining         average
       exercise price             Shares      contractual life   exercise price
       --------------         ----------      ----------------   --------------
       1999
       ----
       $  8.44                    52,000            1 year         $  8.44
       $  4.60 - 5.48            176,000            3 years           4.77
       $  2.90                    20,000            4 years           2.90
       $  2.19                    48,000            5 years           2.19
       $  3.95                    40,000            7 years           3.95
       $  2.27                    24,000            8 years           2.27
                             -----------

                                 360,000
                             ===========

    The stock option agreements, as amended on March 2, 1998, state that outstanding options can be exercised at a price of $3.125 in the event of a "change in control," as defined in the agreements. Assuming these shares were exercised, there would be no material impact on EPS.

    The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 1999 and 1998 would have reflected the pro forma amounts indicated below:

                                                   1999            1998
                                            ---------------- --------------
       Net earnings (loss)
          As reported                       $   (551,315)     $   163,845
          Pro forma                             (551,315)         138,897

       EPS
          As reported                       $     (0.34)      $      0.10
          Pro forma                               (0.34)             0.08

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before January 1, 1998. The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal year 1998: expected volatility of 53%, risk-free interest rate of 4.91%, and expected life of 10 years. The weighted average fair value of options granted during fiscal year 1998 was $2.27. There were no options granted during fiscal year 1999.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 1999 and 1998


NOTE O - COMMON STOCK

    On April 19, 1999, the Company approved a resolution to amend the Company's certificate of incorporation to decrease the issued and outstanding common shares and to effect a 5-for-2 reverse stock split. Earnings per share and weighted average earnings shares outstanding for all periods and stock option information presented have been changed to reflect the 5-for-2 reverse stock split.

    At December 31, 1999, the Company had 20,000,000 shares of $0.01 par value common stock authorized, 1,628,002 shares issued and outstanding.

    At December 31, 1998, the Company had 20,000,000 shares of $0.01 par value common stock authorized, 4,068,400 shares issued, and 2,211,963 shares outstanding.

    During 1998, the Company repurchased 584,600 shares of its common stock through the open market. All treasury shares were retired.

NOTE P - SEGMENT INFORMATION

    The Company is a holding company which owns and operates one subsidiary which manufactures monocrystalline silicon wafers used in the microelectronics industry. The Company considers its business to consist of one reportable operating segment.

NOTE Q - CONTINGENCIES

    The Company is involved in legal and administrative proceedings and claims of various types during the ordinary course of business. While any litigation contains an element of uncertainty, management does not expect these legal matters will have a material adverse effect on the Company's results of operations or financial position.