Form 10QSB
period 2000-03-31
ACORN HOLDING CORP
filed 2000-05-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    March 31, 2000
                                           ----------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                     -------                ---------

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                   59-2332857
----------------------------------          -----------------------------------
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
                                                   --------------------

                                       N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,627,359 shares of common stock, $.01 par value, as of May 12, 2000. (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries
                       CONSOLIDATED INTERIM BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                                    March 31,
                                                     2000           December 31,
                ASSETS                             (unaudited)         1999
                                                  --------------    ------------

CURRENT ASSETS

    Cash and cash equivalents                      $    853,841    $    956,357
    Investment securities                               203,956         208,601
    Accounts receivable - trade                         404,655         355,259
    Current portion of note receivable
      from sale of subsidiary                           110,236         110,236
    Current portion of note receivable
      - employee                                         40,000          40,000
    Inventories                                       2,280,225       2,073,308
    Prepaid expenses                                     63,829          20,482
    Deferred income tax asset                           121,770         121,770
                                                   ------------    ------------
      Total current assets                            4,078,512       3,886,013
                                                   ------------    ------------
MACHINERY AND EQUIPMENT, net of accumulated
    depreciation of $1,090,453 as of
    March 31, 2000 and $1,016,755 as
    of December 31, 1999                              1,781,163       1,832,326
                                                   ------------    ------------
OTHER ASSETS

    Note receivable, less current portion
      - employee                                           --            40,000
    Other investments                                     9,108           9,108
    Deposits                                             35,000            --
    Goodwill, net of amortization of
      $662,860 as of March 31, 2000 and
      $641,477 as of December 31, 1999                  192,444         213,827
    Deferred income tax asset                         1,513,695       1,544,542
                                                   ------------    ------------
                                                      1,750,247       1,807,477
                                                   ------------    ------------
                                                   $  7,609,922    $  7,525,816
                                                   ============    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                 $    150,000    $    150,000
    Current maturities of long-term debt                 90,798         121,062
    Accounts payable                                    221,339         138,257
    Accrued expenses
       Salaries and bonuses                              98,970         136,144
       Other                                            134,350          39,820
    Deferred income                                     300,000         300,000
                                                   ------------    ------------
       Total current liabilities                        995,457         885,283
                                                   ------------    ------------

DEFERRED INCOME                                         150,000         225,000
                                                   ------------    ------------

DEFERRED INCOME TAX LIABILITY                           209,530         206,800
                                                   ------------    ------------

COMMITMENTS                                                --              --
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
    Common stock - 20,000,000 shares of
      $.01 par value authorized, 1,628,002
      shares issued and outstanding                      16,280          16,280
    Additional paid-in capital                       11,847,853      11,847,853
    Accumulated deficit                              (5,588,176)     (5,635,154)
    Accumulated other comprehensive
       income (loss)                                    (21,022)        (20,246)
                                                   ------------    ------------

          Total stockholders' equity                  6,254,935       6,208,733
                                                   ------------    ------------

                                                   $  7,609,922    $  7,525,816
                                                   ============    ============

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

                          Three months ended March 31,



                                                      2000              1999
                                                   (unaudited)      (unaudited)
                                                   -----------      -----------

Net sales                                          $ 1,639,551      $   877,455
                                                   -----------      -----------

Costs and expenses

    Cost of sales                                    1,187,451          805,118
    Selling, general and administrative                372,667          410,078
                                                   -----------      -----------
                                                     1,560,118        1,215,196

      Operating profit (loss)                           79,433         (337,741)
                                                   -----------      -----------

Other income (expense)
    Loss on investment                                    --               (754)
    Interest income, net                                10,238           12,762
                                                   -----------      -----------
                                                        10,238           12,008
                                                   -----------      -----------

       Income (loss) before income
          taxes (benefit) expense                       89,671         (325,733)

Income tax (benefit) expense
    Current                                             12,243           36,141
    Deferred                                            30,450         (102,947)
                                                   -----------      -----------
                                                        42,693          (66,806)
                                                   -----------      -----------

       Net income (loss)                           $    46,978      $  (258,927)
                                                   ===========      ===========

Earnings (loss) per share
     (basic and diluted)                           $      0.03      $     (0.16)
                                                   ===========      ===========

Weighted average shares outstanding                  1,628,002        1,628,002
                                                   ===========      ===========


The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

        CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               From January 1, 2000 to March 31, 2000 (unaudited)

                                                                                        Accumulated
                                                           Additional                     other
                                               Common       paid-in      Accumulated   comprehensive
                                               stock        capital        deficit     income (loss)      Total
                                             -----------  -----------    -----------   -------------   -----------

Balance at January 1, 2000                   $    16,280   $11,847,853   $(5,635,154)   $   (20,246)   $ 6,208,733
                                             ===========   ===========   ===========    ===========    ===========

Comprehensive income (loss) (unaudited)
    Net income                                      --            --          46,978           --           46,978
    Other comprehensive income (loss),
       net of reclassification adjustments
       and taxes                                    --            --            --          (21,022)       (21,022)
                                                                                                       -----------
    Total comprehensive income                                                                              46,202
                                             -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2000                    $    16,280   $11,847,853   $(5,588,176)   $   (21,022)   $ 6,254,935
                                             ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                          Three months ended March 31,

                                                       2000             1999
                                                   (unaudited)      (unaudited)
                                                   -----------      -----------
Cash flows from operating activities
    Net income (loss)                               $    46,978    $  (258,927)
    Adjustments to reconcile net income
     (loss) to net cash (used in)
     provided by operating activities
      Depreciation and amortization                      72,546         95,675
      Deferred income taxes                              33,577        (66,806)
      (Increase) decrease in assets
         Accounts receivable                            (49,396)      (156,369)
         Inventories                                   (206,917)        75,467
         Prepaid expenses                               (43,347)       (46,183)
         Other assets                                   (35,000)          --
      Increase (decrease) in liabilities
         Accounts payable                                83,082        103,352
         Accrued expenses                                57,356        (25,396)
         Deferred income                                (75,000)       (75,000)
                                                    -----------    -----------

       Net cash used in operating activities           (116,121)      (354,187)
                                                    -----------    -----------

Cash flows from investing activities
    Purchase of machinery and equipment                    --          (42,170)
    Proceeds from redemption of investments               3,869         51,212
    Note receivable proceeds                             40,000         40,000
                                                    -----------    -----------

       Net cash provided by investing activities         43,869         49,042
                                                    -----------    -----------

Cash flows from financing activities
    Payment of long-term debt and capital lease         (30,264)       (30,265)
                                                    -----------    -----------


          Net cash used in financing activities         (30,264)       (30,265)
                                                    -----------    -----------

             NET DECREASE IN CASH AND
              CASH EQUIVALENTS                         (102,516)      (335,410)

Cash and cash equivalents at beginning of period        956,357      1,126,838
                                                    -----------    -----------

Cash and cash equivalents at end of period          $   853,841    $   791,428
                                                    ===========    ===========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTE B - BASIS OF PRESENTATION

    Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1999 balance sheet has been derived from the audited financial statements contained in the 1999 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

1.       Reclassifications

    Certain prior period financial information has been reclassified to conform to current period presentation.

2.       Common Stock

    On April 19, 1999, the Company approved a resolution to amend the Company's certificate of incorporation to decrease the issued and outstanding common shares and to effect a 5-for-2 reverse stock split. Earnings per share and weighted average earnings per shares outstanding for all periods have been changed to reflect the 5-for-2 reverse stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         Sales for the three-month period ended March 31, 2000 increased $762,096 from the three-month period ended March 31, 1999. The Company realized an operating profit of $79,433 as compared to an operating loss of ($337,741) over the comparable prior year period. The principal reason for the increase in profitability was due to a higher demand for the Company's products. The Company believes, based on its present orders, that the present trend will continue in the second quarter.

         Although the business in which the Company is engaged is highly competitive and cyclical in nature, the Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations.

         From time to time in both written reports and oral statements by the Company's senior management, we may express our expectations regarding future performance by the Company. These "forward-looking statements" are inherently uncertain, and investors must recognize that event could turn out to be other than what senior management expected.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Exhibit No. 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACORN HOLDING CORP.



Date: May 15, 2000           By: Larry V. Unterbrink
                                -------------------------------
                                 Larry V. Unterbrink, Treasurer
                                 (Principal Financial and
                                 Accounting Officer)


                                 Stephen A. Ollendorff
                             By:-----------------------------
                                 Stephen A. Ollendorff,
                                 Chairman, Chief Executive
                                 Officer and Secretary