Form 10QSB
period 2000-06-30
ACORN HOLDING CORP
filed 2000-08-14
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 2000
                                               ----------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                         to
                                           ---------                ---------

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                             59-2332857
-------------------------------------------------------------------------------
(State  or  other  jurisdiction  of                   (IRS  Employer  Identifi-
  incorporation  or organization)                           cation No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,627,358 shares of common stock, $.01 par value, as of August 11, 2000 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries

                       CONSOLIDATED INTERIM BALANCE SHEETS

                                                     June 30,
                ASSETS                                 2000        December 31,
                                                   (unaudited)          1999
                                                   ------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                        $  1,079,872    $    956,357
  Investment securities                                 200,669         208,601
  Accounts receivable - trade                           479,789         355,259
  Current portion of note receivable
    from sale of subsidiary                                --           110,236
  Current portion of note receivable
    - employee                                           40,000          40,000
  Inventories                                         2,324,309       2,073,308
  Prepaid expenses                                       35,566          20,482
  Deferred income tax asset                             121,770         121,770
                                                   ------------    ------------

        Total current assets                          4,281,975       3,886,013
                                                   ------------    ------------

MACHINERY AND EQUIPMENT, net of accumulated
  depreciation of $1,167,165, as of
  June 30, 2000 and $1,016,755, as of
  December 31, 1999                                   2,105,734       1,832,326
                                                   ------------    ------------

OTHER ASSETS

  Note receivable, less current portion
    - employee                                             --            40,000
  Other assets                                           13,319           9,108
  Goodwill, net of amortization of
    $684,242, as of June 30, 2000 and
    $641,477, as of December 31, 1999                   171,062         213,827
  Deferred income tax asset                           1,454,505       1,544,542
                                                   ------------    ------------
                                                      1,638,886       1,807,477
                                                   ------------    ------------
                                                   $  8,026,595    $  7,525,816
                                                   ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                 $    150,000    $    150,000
    Current maturities of long-term debt                 60,531         121,062
    Accounts payable                                    509,426         138,257
    Accrued expenses
       Salaries and bonuses                             158,595         136,144
       Other                                            182,035          39,820
    Deferred income                                     300,000         300,000
                                                   ------------    ------------

      Total current liabilities                       1,360,587         885,283
                                                   ------------    ------------

DEFERRED INCOME                                          75,000         225,000
                                                   ------------    ------------

DEFERRED INCOME TAX LIABILITY                           216,244         206,800
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
    Common stock                                         16,280          16,280
    Additional paid-in capital                       11,847,853      11,847,853
    Accumulated deficit                              (5,467,376)     (5,635,154)
    Accumulated other comprehensive
     income (loss)                                      (21,993)        (20,246)
                                                   ------------    ------------

      Total stockholders' equity                      6,374,764       6,208,733
                                                   ------------    ------------

                                                   $  8,026,595    $  7,525,816
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

                         June 30, 1999 and June 30, 2000

                                   (unaudited)

                               Three Months      Three Months         Six Months          Six Months
                              Ended June 30,    Ended June 30,      Ended June 30,      Ended June 30,
                                   2000             1999                 2000                1999

Net Sales                       $1,848,156       $1,103,469          $3,487,707          $1,980,924
                                ----------       ----------          ----------          ----------
Costs and expenses
   Costs of sales                1,248,179          888,870           2,435,630           1,693,988
   Selling, general and
    administrative                 440,043          359,023             812,710             769,101
                                ----------       ----------          ----------          ----------
                                 1,688,222        1,247,893           3,248,340           2,463,089
                                ----------       ----------          ----------          ----------
   Operating profit (loss)         159,934         (144,424)            239,367            (482,165)
                                ----------       ----------          ----------          ----------
Other income (expense)
   Loss on investment                --                --                 --                   (754)
   Interest income, net             32,849           49,805              43,087              62,567
                                ----------       ----------          ----------          ----------
                                    32,849           49,805              43,087              61,813
                                ----------       ----------          ----------          ----------
   Income (loss) before
     income tax expenses           192,783          (94,619)            282,454            (420,352)

Income tax expenses                 71,983          142,800             114,676              75,994
                                ----------       ----------          ----------          ----------

   Net income (loss)               120,800         (237,419)           $167,778           $(496,346)
                                ==========       ==========          ==========          ==========
Earnings (loss) per share           $0.074           (.146)              $0.103            $(0.305)
                                ==========       ==========          ==========          ==========
Weighted average shares
   outstanding                   1,627,362        1,627,362           1,627,362           1,627,362
                                ==========       ==========          ==========          ==========


The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

          CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                         Six months ended June 30, 2000

                                                                Accumulated
                                           Additional                       other
                                Common      paid-in      Accumulated     comprehensive    Treasury
                                stock       capital       deficit        income (loss)     stock       Total
                               --------    ----------    -----------     -------------    --------   ----------

Balance at January 1, 2000      $16,280    $11,847,853   $(5,635,154)     $  (20,246)        --      $6,208,733

Comprehensive income (loss)
  Net income (unaudited)          --            --           167,778            --           --         167,778
  Other comprehensive income
   (loss), net of
   reclassification
   adjustments and taxes
   (unaudited)                    --            --              --            (1,747)        --          (1,747)
                                                                                                     ----------
  Total comprehensive income
   (unaudited)                    --            --              --              --           --         166,031
                                ------     -----------   -----------      ----------      -------    ----------
Balance at June 30, 2000
  (unaudited)                  $16,280     $11,847,853   $(5,467,376)     $  (21,993)     $  --      $6,374,764
                                ======     ===========   ===========      ==========      =======    ==========


The accompanying  notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                            Six months ended June 30,
                                   (unaudited)

                                                  2000            1999
                                              -----------    ------------
Cash flows from operating activities
  Net income (loss)                           $   167,778    $  (496,346)
  Adjustments to reconcile net income
     (loss) to net cash (used in)
      provided by operating activities
    Depreciation and amortization                 201,318        190,990
    Deferred income taxes                          99,481         75,944
    (Increase) decrease in assets
       Accounts receivable                       (124,530)      (180,964)
       Inventories                               (251,001)       199,299
       Prepaid expenses                           (15,084)       (17,431)
       Other assets                                (4,211)         3,185
    Increase (decrease) in liabilities
       Accounts payable - Equip. purchase         299,567           --
       Accounts payable                            71,602         80,548
       Accrued expenses                           164,666        (23,666)
       Deferred income                           (150,000)      (150,000)
                                              -----------    -----------

        Net cash (used in) provided
          by operating activities                 459,586       (318,441)
                                              -----------    -----------

Cash flows from investing activities
    Purchase of machinery and equipment          (431,961)       (87,969)
    Proceeds from redemption of investments         6,185         53,095
    Note receivable proceeds                      150,236        150,236
                                              -----------    -----------

        Net cash provided by (used in)
          investing activities                   (275,540)       115,362
                                              -----------    -----------

Cash flows from financing activities
    Payment of long-term debt                     (60,531)       (60,530)
                                              -----------    -----------

        Net cash provided by (used in)
          financing activities                    (60,531)       (60,530)
                                              -----------    -----------

        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                        123,515       (263,609)

Cash and cash equivalents at
  beginning of period                             956,357      1,126,838
                                              -----------    -----------

Cash and cash equivalents at
  end of period                               $ 1,079,872    $   863,229
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

NOTE B - BASIS OF PRESENTATION

     Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1999 balance sheet has been derived from the audited financial statements contained in the 1999 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. The results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

1.   Reclassifications

     Certain prior period financial information has been reclassified to conform to current period presentation.

2.   Common Stock

     On April 19, 1999, the Company approved a resolution to amend the Company's certificate of incorporation to decrease the issued and outstanding common shares and to effect a 5-for-2 reverse stock split earnings per share and weighted average earnings per shares outstanding for all periods have been changed to reflect the 5-for-2 reverse stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Sales for the three-month period ended June 30, 2000 increased $744,687 from the three-month period ended June 30, 1999, while sales for the six-month period ended June 30, 2000 increased $1,506,783 from the six-month period ended June 30, 1999. The Company had operating profits of $159,934 and $239,367 for the three months and six months ended June 30, 2000, respectively, as compared to operating losses of $144,424 and $482,165, respectively, over the comparable prior year periods. The principal reason for the increase in profitability was due to a higher demand for the Company's products.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 14, 1999, the Chapter 7 Trustee in Bankruptcy for ServiceMax Tire & Auto Centers of Michigan, Inc., filed an avoidance action in the United States Bankruptcy Court for the Eastern District of Michigan seeking to recover $1,750,000 from the Company on account of payments made to the Company and its subsidiary, Automotive Industries, Inc. ("AII"), during 1996 and 1997. The Company settled this action, without admission of liability, with the Trustee for the payment by the Company of the amount of $10,000 in exchange for a full and final release of all claims the Trustee had or might have against the Company or AII. An Order dismissing the proceedings has been entered in the Bankruptcy Court and the Company and the Trustee executed a Settlement and Release Agreement in connection therewith.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No. 10.1 - Settlement and Release Agreement between Michael A. Mason, Chapter 7 Trustee For ServiceMax Tire & Auto Centers of Michigan, Inc. and Acorn Holding Corp., dated as of June 30, 2000.

     Exhibit No. 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACORN HOLDING CORP.



Date: August 14, 2000
                                Larry V. Unterbrink
                                ----------------------------------
                                Larry V. Unterbrink, Treasurer
                                (Principal Financial and
                                Accounting Officer)



                                Stephen A. Ollendorff
                                ----------------------------------
                                Stephen A. Ollendorff,
                                Chairman, Chief Executive Officer,
                                 and Secretary