Form 10QSB
period 2000-09-30
ACORN HOLDING CORP
filed 2000-11-13
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                         September 30, 2000
                                                              ------------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                         to
                                      ---------               ---------

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.

        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     59-2332857
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (IRS Employer Identifi-
incorporation or organization)                         cation No.)


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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,627,358 shares of common stock, $.01 par value, as of November 10, 2000 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                       Consolidated Interim Balance Sheets

                                                 September 30,      December 31,
                                                    2000                1999
                                                 (Unaudited)
                                                -------------       ------------
                                     ASSETS

CURRENT ASSETS
          Cash and cash equivalents              $ 1,050,670         $   956,357
          Investment securities                      205,125             208,601
          Accounts receivable - trade                535,305             355,259
          Current portion of note receivable
            from sale of subsidiary                     -                110,236
          Current portion of note
            receivable - employee                     40,000              40,000
          Inventories                              2,143,910           2,073,308
          Prepaid expenses                            19,531              20,482
          Deferred income tax asset                  121,770             121,770
                                                   ---------           ---------

          Total current assets                     4,116,311           3,886,013
                                                   ---------           ---------

MACHINERY AND EQUIPMENT, net of accumulated
   depreciation of $1,255,029 as of
   September 30, 2000 and $1,016,755
   as of December 31, 1999                         2,069,083           1,832,326
                                                   ---------           ---------

OTHER ASSETS
    Note receivable, less current
      portion - employee                               -                  40,000
    Other assets                                      11,713               9,108
    Goodwill, net of amortization
      of $705,625 as of September 30, 2000
      and $641,477, as of December 31, 1999          149,679             213,827
    Deferred income tax assets                     1,453,214           1,544,542
                                                   ---------           ---------

          Total other assets                       1,614,606           1,807,477
                                                   ---------           ---------
                                                 $ 7,800,000         $ 7,525,816
                                                   =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                               $   250,000         $   150,000
    Current maturities of long-term debt              30,265             121,062
    Accounts payable                                 231,194             138,257
    Accrued expenses
        Salaries and bonuses                         217,770             136,144
        Other                                        175,832              39,820
    Deferred income                                  300,000             300,000
                                                   ---------           ---------

          Total current liabilities                1,205,061             885,283
                                                   ---------           ---------

DEFERRED INCOME                                         -                225,000
                                                                       ---------

DEFERRED INCOME TAX LIABILITY                        215,038             206,800
                                                   ---------           ---------

STOCKHOLDERS' EQUITY
    Common stock, 20,000,000 shares                   16,274              16,280
      of $.01 per value authorized; 1,627,358
      and 1,628,002 shares issued and
      outstanding as of September 30, 2000 and December 31, 1999, respectively

    Additional paid-in capital                    11,847,859          11,847,853
    Accumulated deficit                          (5,465,640)         (5,635,154)
    Accumulated other comprehensive
      income (loss)                                 (18,592)            (20,246)
                                                 -----------        ------------

       Total stockholders' equity                  6,379,901           6,208,733
                                                 -----------         -----------

                                                 $ 7,800,000         $ 7,525,816
                                                   =========          ==========

The accompanying notes are an integral part of these statements.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statements of Operations

                                   (Unaudited)

                                  Three Months Ended          Nine Months Ended
                                    September 30,               September 30,
                                 2000          1999         2000           1999
                                ------------------------------------------------

Net sales                  $  1,746,766   $   989,774  $ 5,234,473   $ 2,970,698
                            -----------    ----------   ----------    ----------

Costs and expenses
      Costs of sales          1,310,619       814,828    3,746,249     2,508,816
      Selling, general
        and administrative      442,600       328,801    1,255,310     1,097,902
                            -----------    ----------   ----------    ----------
                              1,753,219     1,143,629    5,001,559     3,606,718

      Operating profit
        (loss)                  (6,453)     (153,855)      232,914     (636,020)
                            -----------   -----------   ----------    ----------

Other income (expense)
      Loss on investment          -          (10,523)         -         (11,277)
      Interest income, net       11,034       (1,853)       54,121        74,896
                            -----------   -----------   ----------    ----------
                                 11,034      (12,376)       54,121        63,619
                            -----------   -----------   ----------    ----------

      Income (loss)
        before income
        taxes (benefit)
        expenses                  4,581     (166,231)      287,035     (572,401)

Income taxes expense              2,845        23,074      117,521       113,250
                            -----------   -----------   ----------    ----------

      Net Income (Loss)        $  1,736    $(189,305)     $169,514   $ (685,651)

Earnings (loss) per share
  (basic and diluted)          $   .001    $    (.12)     $  0.104   $   (0.421)
                            -----------   -----------   ----------    ----------

Weighted average shares
  outstanding                 1,627,358     1,627,358    1,627,358     1,627,358
                            ===========   ===========   ==========    ==========


The accompanying notes are an integral part of these statements.


                                                ACORN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Interim Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)
                                                Nine months ended September 30, 2000


                                                                                         Accumulated
                                                            Additional                      other
                                              Common         paid-in      Accumulated   comprehensive   Treasury
                                               Stock         capital        deficit     income (loss)     stock         Total
                                           -------------  -------------  -------------  -------------  ------------  ------------
Balance at January 1, 2000                $       16,280    $11,847,853  $ (5,635,154)    $  (20,246)             -    $6,208,733

Cash paid for fractional shares
as a result of 5-for-2 reverse
stock split                                     (6)             6                    -              -             -             -

Comprehensive income (loss)
  Net income (unaudited)                               -              -        169,514              -             -       169,514
  Other comprehensive income
    (loss), net of reclassification
    adjustments and taxes (unaudited)                  -              -              -          1,654             -         1,654
                                                                                                                     ------------
  Total comprehensive income
    (unaudited)                                        -              -              -              -             -       171,168
                                           -------------  -------------  -------------  -------------  ------------  ------------

Balance at September 30, 2000
  (unaudited)                             $       16,274    $11,847,859  $ (5,465,640)    $  (18,592)   $         -    $6,379,901
                                           =============    ===========   ============    ===========  ============   ===========


                      ACORN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Interim Statements of Cash Flows

                         Nine months ended September 30,

                                   (Unaudited)

                                                    2000                1999
                                                -------------       ------------

Cash flows from operating activities
   Net income (loss)                             $   169,514         $ (685,651)
   Adjustments to reconcile net income
     (loss) to net cash (used in)
     provided by operating activities
      Depreciation and amortization                  310,565             288,033
      Deferred income taxes                           99,566              78,875
      (Increase) decrease in assets
          Accounts receivable                      (180,046)           (105,187)
          Inventories                               (70,602)             158,540
          Prepaid expenses                               951             (4,485)
          Other assets                               (2,605)             (3,184)
      Increase (decrease) in liabilities
          Accounts payable                            92,937              67,651
          Accrued expenses                           217,638            (39,251)
          Deferred income                          (225,000)           (225,000)
                                                 -----------          ----------

             Net cash provided by (used in)
               operating Activities                  412,918           (469,659)
                                                 -----------          ----------

Cash flows from investing activites
      Purchase of machinery and equipment          (483,174)           (125,650)
      Proceeds from redemption of investments          5,130             452,552
      Note receivable proceeds                       150,236             150,236
                                                 -----------          ----------

             Net cash (used in) provided
               by investing Activities             (327,808)             477,138
                                                 -----------          ----------

Cash flows from financing activities
      Payment of long-term debt                     (90,797)            (89,796)
      Proceeds from line of credit                  100,000                    -
                                                 -----------          ----------

             Net cash provided by (used in)
               financing Activities                    9,203            (89,796)
                                                 -----------          ----------

             NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                     94,313            (82,317)

Cash and cash equivalents at
beginning of period                                  956,357           1,126,838
                                                 -----------           ---------

Cash and cash equivalents at
end of period                                     $1,050,670          $1,044,521
                                                 -----------          ----------

                      ACORN HOLDING CORP. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements

                               September 30, 2000

                                   (Unaudited)

NOTE A - ORGANIZATION AND PURPOSE

Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983. Acorn is a holding company for its wholly-owned subsidiaries, Recticon Enterprises, Inc. (Recticon) and Automotive Industries, Inc. (Automotive). Recticon is organized to engage in the business of manufacturing and processing of silicon wafers for the semi-conductor industry. Automotive is an inactive subsidiary.


NOTE B - BASIS OF PRESENTATION

Interim financial statements reflect all adjustments which are, n the opinion of management, necessary to a fair statement of the results for the periods. The 1999 balance sheet has been derived from the audited financial statements contained in the 1999 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

1.       Reclassifications.

         Certain prior period financial information has been reclassified to conform to current period presentation.

2.       Common Stock

         On April 19, 1999, the Company approved a resolution to amend the Company's certificate of incorporation to decrease the issued and outstanding common shares and to effect a 5-for-2 reverse stock split earnings per share and weighted average earnings per share outstanding for all periods have been changed to reflect the 5-for-2 reverse stock split. As a result, fractional shares which would otherwise be issuable, will have only the right to receive cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Sales for the three-month period ended September 30, 2000 increased $756,992 from the three-month period ended September 30, 1999, while sales for the nine-month period ended September 30, 2000 increased $2,263,775 from the nine-month period ended September 30, 1999. The Company had an operating loss for the three months ended September 30, 2000 of $6,453 and an operating profit of $232,914 for the nine months ended September 30, 2000, as compared to operating losses of $153,855 and $636,020, respectively, over the comparable prior year periods. The principal reason for the improved financial performance was the result of the higher demand for the Company's products. The Company believes, based on its present orders, that the present trend should continue in the fourth quarter.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No. 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACORN HOLDING CORP.



Date: November 13, 2000
                                            Larry V. Unterbrink
                                            ----------------------------------
                                            Larry V. Unterbrink, Treasurer
                                            (Principal Financial and
                                            Accounting Officer)


                                            Stephen A. Ollendorff
                                            ----------------------------------
                                            Stephen A. Ollendorff,
                                            Chairman, Chief Executive Officer,
                                            and Secretary