Form 10KSB40
period 2000-12-31
ACORN HOLDING CORP
filed 2001-03-30
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      For the fiscal year ended December 31, 2000

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
                          ------- -------------------
                 (Name of small business issuer in its charter)

            Delaware                               59-2332857
-------------------------------                 ----------------------
(State or other jurisdiction of                 (IRS Employer Identifi-
incorporation or organization)                     cation No.)

         1251 Avenue of the Americas, 45th Floor, New York, NY 10020-1104
-------------------------------------------------------------------------
              (Address of principal executive offices)           (Zip code)

Issuer's telephone number, including area code        (212) 536-4089
                                              ----------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for the fiscal year ended December 31, 2000 were $7,068,689.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2001 (valued at the average of the bid price of $1.50 and the asked price of $1.50 on such date) was $827,259.

The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of March 29, 2001: 1,594,742 (which reflects a two-for-five reverse stock split, effective April 19, 1999).

Transitional Small Business Disclosure Format (check one):
            Yes      ;                       No   X
                -----                           ------

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  Description of Business

General

     Acorn Holding Corp. (the "Company") is a holding company with one wholly-owned subsidiary, Recticon Enterprises, Inc. ("Recticon"), which it acquired in 1993 by issuing 320,000 shares of the Company's common stock, $.01 par value (the "Common Stock") to the stockholders of Recticon in exchange for all of the outstanding shares of stock of Recticon. Unless otherwise indicated, all of the shares of the Common Stock have been adjusted to reflect the two-for-five reverse stock split, effective April 19, 1999 (the "Stock Split").

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

Significant Developments

     In November, 1997 the Company authorized the repurchase of up to 600,000 shares of the Company's Common Stock, and in October 1998, authorized the repurchase of additional 500,000 shares (adjusted to reflect the Stock Split). The Company had previously repurchased 588,200 shares of Common Stock, which shares have been retired and have resumed the status of authorized but unissued shares of Common Stock. Since December 1, 2000, the Company has repurchased an additional 32,616 shares of Common Stock, which shares are currently held in treasury.

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

     In 1995, Recticon entered into long-term agreements with two of its major customers, pursuant to which said customers have paid an aggregate of $2.3 Million in cash for the right to receive a specified number of silicon wafers at a predetermined gross profit margin. In addition, in 1996, Recticon entered into agreements pursuant to which Recticon received $2.4 Million in cash from two customers in order for Recticon to purchase additional furnaces and related equipment (the "Units"). By October 2001, the Units will be turned over to Recticon at no cost. In exchange therefor, Recticon has agreed to sell these customers the wafers produced by the Units at a mutually agreed to gross profit margin to Recticon. Recticon has expanded its facilities and, as a result thereof, has the capacity to add an additional four or five Units. Recticon presently has ten functioning Units. These new Units have not only given Recticon added capacity, but have also enabled it to enter into the five and six-inch wafer market and, subject to purchasing additional equipment, give it the capacity to enter into the eight-inch market. There can be no assurance that Recticon will acquire any additional Units or successfully enter into the eight-inch wafer market.

     Recticon's raw materials are acquired from silicon wholesalers. For 2000, 39% and 17%, respectively, of its raw materials were acquired from two suppliers, while for 1999, it was 7% from one supplier. Although Recticon has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. Recticon believes that there are adequate alternative sources of supply to meet its requirements.

     For 2000 three customers of Recticon accounted for 51%, 27% and 11% of its sales, respectively. For 1999, three customers of the Company accounted for 46%, 31% and 4% of its sales, respectively. The loss of any or all of these customers, could have an adverse, possibly severe, effect on the business of Recticon.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on December 12, 2000 (the "Meeting"). The following matters were voted on and approved by the holders of a majority of the outstanding shares of the Company's Common Stock in accordance with Delaware General Corporation Law:

                  (a) The first proposal presented to the stockholders was the election of five persons as directors of the Company to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The following persons were elected as directors of the Company, and each person received that number of votes set opposite that person's name:

                                         VOTES

                                 FOR             WITHHELD
                               ----------------------------
     Paula Berliner            1,362,064         33,930
     Edward N. Epstein         1,346,104         49,890
     Ronald J. Manganiello     1,346,384         49,610
     Stephen A. Ollendorff     1,361,124         34,870
     Bert Sager                1,361,444         34,550

                  (b) The second proposal presented to the stockholders was to ratify the firm of Grant Thornton LLP as the independent public accountants of the Company for the 2000 fiscal year. There were 1,346,263 shares of Common Stock cast in favor of such proposal, 29,300 shares of Common Stock voted against such proposal, and 20,530 shares abstained.

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

         Quarter Ending             Low          High
         --------------            --------     -------
            2000

         March 31                   $1.28125     $4.75
         June 30                    $1.125       $2.75
         September 30               $1.53125     $5.75
         December 31                $1.40625     $2.5625

         Quarter Ending             Low          High
         --------------            --------     -------
            1999

         March 31                   $1.563       $3.344
         June 30                    $1.188       $2.344
         September 30               $1.063       $1.875
         December 31                $ .938       $2.063

     As of March 29, 2001, there were approximately 398 holders of record of the Company's Common Stock with 1,594,742 shares of Common Stock outstanding. In addition, the Company believes that there are more than 1,300 beneficial owners of Common Stock whose shares are held in "street" name as of such date. On March 29, 2001, the closing bid and asked quotations of the Common Stock were both $1.50.

     The Company has never paid and does not currently intend to pay cash dividends. In addition, the Company has never made, nor adopted any policies with respect to, in-kind distributions, and has no present intention of adopting any such policies or of making any such distributions.

ITEM 6.  Management's Discussion and Analysis
         or Plan of Operations

     On  November  4,  1997,   pursuant  to  the  approval  of  the  Company's
stockholders, the Company withdrew its election with the Commission to be treated as a Business Development Company under the 1940 Act. Since that time, the Company has been operating as a holding company with one wholly-owned subsidiary, Recticon. The Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations. The business in which the Company is engaged is highly competitive and cyclical in nature. For the fiscal year ended December 31, 2000, the Company's net sales increased approximately $2,786,740 from the fiscal year ended December 31, 1999 and operating profit increased approximately $1,298,260 during the corresponding period from a loss of $690,515 in fiscal 1999 to a gain of $607,745 in fiscal 2000.

     The Company has maintained its sales and profitability during the first quarter of the fiscal year ending December 31, 2001 and the Company is anticipating to be profitable for the first quarter of 2001. Although the Company hopes to achieve profitability during the second quarter of 2001, no assurance can be given that the Company will maintain its profitability during the remainder of 2001.

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

                               Year of
                              Election

                                 as

 Name and Age                 Director       Position
 ------------                 --------       --------
(As of 3/1/2001)

Bert Sager(1)(2)              1983           Director
  (75)

Stephen A. Ollendorff         1983           Chairman of the Board,
  (62)  (1)                                  Chief Executive Officer,
                                             Secretary and Director

Edward N. Epstein*            1995           President and Chief
  (60)  (1)                                  Operating Officer; Director

Larry V. Unterbrink           (3)            Treasurer
  (66)

Robert P. Freeman              -             President and Chief
  (66)                                       Executive Officer
                                             of Recticon

Paula Berliner                1990           Director
  (57)  (1)(2)

Ronald J. Manganiello*        1997           Director
  (51)    (1)(2)(4)

--------------
*Designees of Edward N. Epstein.  See "Certain Relationships and
 Related Transactions."

(1)  Member of the Stock Option and Compensation Committee.
(2)  Member of the Audit Committee.
(3) Mr. Unterbrink was a member of the Board from 1985 until February 1995.
(4) Mr. Manganiello was a member of the Board from November 1995 until January 1997, and was elected to the Board in December
     1997.

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

Section 16(a) Compliance

     Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company and beneficial owners of greater than 10% of the Common Stock are required to file certain reports with the Securities and Exchange Commission in respect of their ownership of Company securities. The Company believes that during fiscal year 2000 all such required reports were timely filed.

ITEM 10.  Executive Compensation

Summary Compensation Table

     The  following  table sets forth  information  for the fiscal  years  ended
December 31, 2000, December 31, 1999 and December 31, 1998, respectively, respecting compensation earned by the Chief Executive Officer of the Company and the executive officers (whose salary and bonus earned in Fiscal 2000 exceeded $100,000) of the Company serving at the end of fiscal 1999 (the "Named Executives").

                                                                  Long-Term
                                      Annual Compensation(1)      Compensation
                                      ----------------------      ------------
                                                                  Securities
  Name and                                                        Underlying
  Principal Position         Year      Salary($)     Bonus($)     Options(#)(2)
  ------------------         ----      ---------     --------     -------------

  Stephen A. Ollendorff      2000      $256,055(4)     -0-             --
    Chairman and Chief       1999(3)   $250,543(4)     -0-             --
    Executive Officer        1998(3)   $246,597        -0-             --


  Edward N. Epstein          2000      $220,948(4)     -0-             --
    President and Chief      1999      $216,192(4)     -0-             --
    Operating Officer        1998      $212,787        -0-             --

  Robert P. Freeman          2000      $251,280      $ 61,280          --
    President and Chief      1999      $203,353      $ 50,000          --
    Executive Officer -      1998      $197,830      $ 50,000          --
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

(4) Effective November, 1999, Messrs. Ollendorff and Epstein voluntarily reduced by 50% their cash compensation received from the Company. For Mr. Ollendorff, includes the unpaid balance of $128,027 for fiscal year 2000 and $20,879 for fiscal year 1999 reflecting the amounts being accrued on the books of the Company. For Mr. Epstein, includes the unpaid balance of $110,474 for fiscal year 2000 and $18,016 for fiscal year 1999, reflecting the amounts being accrued on the books of the Company.

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

Stock Option Grants In Last Fiscal Year

     During the fiscal year ended December 31, 2000, there were no stock option grants or stock appreciation rights granted to the Named Executives or any other stock appreciation rights.

     On March 2, 1998 the Stock Option and Compensation Committee authorized the further amendment to certain of the Company's outstanding stock options (which had previously been amended on November 22, 1994). In exchange for each optionee agreeing to an increase in the exercise price in the event of a "change of control" from $1.406 to $3.13 (equal to the "fair market value" of the Company's Common Stock on March 2, 1998), the Company would expand the definition of "change of control" to include the merger, sale or liquidation of the business as set forth in (iv) below. The amended and expanded definition of "change of control" would occur in the following circumstances: (i) the first purchase of shares of equity securities of the Company pursuant to a tender offer or exchange offer (other than an offer by the Company) for 25% or more of the equity securities of the Company, which offer has not been approved by the Board of the Company, (ii) a single purchaser or a group of associated purchasers acquiring, without the approval or consent of the Board of the Company, securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities in one or a related series of transactions, (iii) in respect of an election of directors by the Company's stockholders, the election of any or all of the management's slate of directors being contested or opposed, whether through a solicitation of proxies, or otherwise, or (iv) on the day the stockholders of the Company approve (A) a definitive agreement for the merger or other business combination of the Company with or into another corporation pursuant to which the stockholders of the Company do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives and is a publicly owned corporation and not a subsidiary of another corporation, or (B) a definitive agreement for the sale, exchange, or other disposition of all or substantially all of the assets of the Company, or (C) any plan or proposal for the liquidation or dissolution of the Company. As of March 29, 2001, no such "change of control" has occurred.

     On November 7, 1996, the Board of Directors authorized the Company to loan moneys to officers and employees of the Company in order to encourage them to exercise their stock options. The term of such loans would be for the shorter of ten years or 60 days after termination of employment of the officer or employee, interest would accrue and be payable monthly on the principal, at the prevailing rate applicable to 90-day treasury bills at the time the loan is made, and the loan would be collateralized at all times, which collateral (subject to applicable law) may include shares of the Company. The loans must be collateralized so that the fair market value of the collateral would have to equal or exceed the principal outstanding amount of the loan at all times. As of March 29, 2001, no such loans to officers or employees have been made by the Company.

Year-End Option Values Table

     The following table sets forth information at December 31, 2000 respecting exercisable and non-exercisable options held by the Named Executives. During the fiscal year ended December 31, 2000, the Named Executives did not exercise any stock options. The table also includes the value of "in-the-money" stock options which represents the spread between the exercise prices of the existing stock options and the year-end price of the Common Stock.

                    Number of Unexercised      Value of Unexercised In-
                        Options Held             the-Money Options
                  at December 31, 2000(1)    Held at December 31, 2000(1)
                  -------------------------  ----------------------------
                                   Not                          Not
Name             Exercisable    Exercisable     Exercisable  Exercisable
----             -----------    -----------     -----------  -----------
Stephen A.
  Ollendorff      120,000          -0-              $-0-         $-0-

Edward N.
  Epstein          48,000          -0-              $-0-         $-0-

Robert P.
  Freeman          40,000          -0-              $-0-         $-0-

----------------
(1) Based upon the closing sales price of the Common Stock on December 29, 2000:
    $1.50.

Compensation of Directors

     Effective December 1998 directors who are not executive officers of the Company are compensated for their services by payment of an annual retainer of $12,000, $1,000 per day for each Board meeting attended in person by such director and $750 per day for each committee meeting attended in person by such director. Mr. Sager and Mrs. Berliner are each entitled as consultants to receive $24,000 per year, including directors fees, for a minimum three-year period, which has been renewed by its terms.

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

     Robert P. Freeman, President and Chief Executive Officer of Recticon, entered into a letter agreement with Recticon as of February 15, 1995, which provides that if, within one (1) year of a change of control (as defined in the agreement) of Recticon, his employment is terminated without cause by Recticon, or he resigns because of (i) assignment, without his written consent, of any duties inconsistent with his position, duties, responsibilities and status with Recticon, or change in his reported responsibilities, titles of offices or any plan, act, scheme or design to constructively terminate him, or
(ii) reduction by Recticon of his annual base salary, he shall receive the following benefits: (i) annual base salary through the date of termination; (ii) in lieu of any further salary payments, severance pay on the tenth business day following the date of termination, a lump sum equal to two times his annual base salary; and (iii) if Mr. Freeman terminates his employment with Recticon between the first and second year of a change of control for any reason other than "for cause, Recticon will pay him the amount he would have been paid if he had remained employed through the end of the second year of a change of control, but in no event less than an amount equal to six months of base salary. In addition, Recticon will maintain all medical, health and accident plans for a period of the earlier of (i) 24 months or (ii) the date of which he is covered by reason of his being employed by a new employer. In addition, the Board of Directors of Recticon authorized an annual bonus to Mr. Freeman equal to 5% of the operating profit of Recticon, prior to the payment of bonuses and without giving effect to the account supply commitment fees, corporate charges, executive compensation and consulting fees, but not less than $50,000 through the year 2000.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the close of business on March 15, 2001, information as to those stockholders (other than members of the Company's management), which is known by the Company to beneficially own more than 5% of its outstanding Common Stock.

                                  No. of Shares
Name and Address                  Beneficially           Percentage
of Beneficial Owner                Owned(1)                of Class
--------------------              ----------------      -------------
Estate of Herbert Berman(2)          113,200                7.1%
405 Lexington Avenue
New York, NY 10174

Allen Landers, M.D.                  101,520                6.4%
1385 York Avenue
New York, NY 10021
---------------
(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the 1934 Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

(2) Excludes shares of Common Stock owned by the adult children of the late Herbert Berman.

Ownership by Management

     The following table sets forth, as of March 15, 2001, the beneficial ownership of the Common Stock of the Company of (i) each director (including the Named Executives) of the Company, and (ii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

                                  No. of Shares
Name and Address                  Beneficially           Percentage
of Beneficial Owner                Owned(1)                of Class
--------------------              ----------------      -------------
Bert Sager                         171,330 (3)(4)             10.3%
Stephen A. Ollendorff              610,380 (5)(6)             35.6%
Edward N. Epstein                  385,500 (4)(5)(7)          23.5%
Paula Berliner                      67,320 (4)                 4.1%
Ronald J. Manganiello               62,278 (8)                 3.9%
Robert P. Freeman                   56,000 (4)                 3.4%
All executive officers and
  directors as a group
  (7 persons)                    1,043,236 (3)(4)(5)          54.0%
                                           (6)(7)(8)


(1) Unless otherwise indicated, the address of all the Company's directors and executive officers is c/o the Company's principal executive offices at 1251 Avenue of the Americas, 45th Floor, New York, NY 10020-1104.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 15, 2001 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the Record Date have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Does not include 80 shares of Common Stock owned by Mr. Sager's spouse, as sole trustee of a trust formed by Mrs. Sager's mother, as to which Mr. Sager disclaims beneficial ownership

(4) Includes the following shares that may be acquired upon exercise of options within 60 days from March 15, 2001: Mr. Sager - 64,000; Mr. Ollendorff - 120,000; Mr. Epstein - 48,000; Ms. Berliner - 28,000; Mr. Freeman - 40,000;
     and all directors and executive officers as group (7 persons) 336,000.

(5) Stephen A. Ollendorff, Chairman of the Board, Chief Executive Officer and Secretary of the Company, has entered into an Irrevocable Proxy and Voting Agreement with Respect to Election of Directors dated December 19, 1995 with Edward N. Epstein, President of the Company, with respect to 385,500 shares of Common Stock beneficially owned by Mr. Epstein. See "Certain Relationship and Related Transactions." Accordingly, Mr. Ollendorff's beneficial ownership includes such shares. Other than as set forth above, Mr. Ollendorff disclaims beneficial ownership of such shares.

(6)  Includes 400 shares owned by Mr. Ollendorff's spouse.

(7)  Includes shares owned by Mr. Epstein as trustee for his minor child.

(8)  Includes shares owned by Mr. Manganiello's spouse.

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

     10.11 Consulting Agreement, dated as of January 1, 1999, between Paula Berliner and the Company.

     10.12 Consulting Agreement, dated as of January 1, 1999 between Bert Sager and the Company.

     21 List of subsidiaries of the Company.

     27 Financial Data Schedule.

         (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACORN HOLDING CORP.
                                    (Registrant)

Dated:   March 30, 2001          By:  Stephen A. Ollendorff
                                     ---------------------------------
                                     Stephen A. Ollendorff, Chairman
                                     of the Board and Chief Executive
                                      Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                           Title                        Date
---------                           -----                        ----

Stephen A. Ollendorff               Chairman of the Board       March 30, 2001
------------------------            Chief Executive Officer
Stephen A. Ollendorff               (Principal Executive
                                    Officer), Secretary
                                    and Director


Edward N. Epstein                   President and Chief         March 30, 2001
------------------------            Operating Officer;
Edward N. Epstein                   Director


Larry V. Unterbrink                 Treasurer (Principal        March 30, 2001
------------------------            Financial and Accounting
Larry V. Unterbrink                 Officer)


Paula Berliner                      Director                    March 30, 2001
------------------------
Paula Berliner


Ronald J. Manganiello               Director                    March 30, 2001
------------------------
Ronald J. Manganiello


Bert Sager                          Director                    March 30, 2001
------------------------
Bert Sager

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      ACORN HOLDING CORP. AND SUBSIDIARIES

                           December 31, 2000 and 1999

                                 C O N T E N T S


                                                                  Page

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

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY AND COMPREHENSIVE INCOME (LOSS)                F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                    F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-8

               Report of Independent Certified Public Accountants

Board of Directors
Acorn Holding Corp.

         We have audited the accompanying consolidated balance sheets of Acorn Holding Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Holding Corp. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Grant Thornton LLP
Philadelphia, Pennsylvania
March 19, 2001

                      Acorn Holding Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



         ASSETS                                        2000             1999
                                                   -----------     ------------
CURRENT ASSETS

   Cash and cash equivalents                       $ 1,012,124     $    956,357
   Investment securities                               212,952          208,601
   Accounts receivable - trade                         357,502          355,259
   Current portion of note
      receivable from sale of subsidiary                   -            110,236
   Current portion of note receivable
      - employee                                        40,000           40,000
   Inventories                                       2,454,583        2,073,308
   Prepaid expenses                                     18,396           20,482
   Deferred income tax asset                            91,328          121,770
                                                   -----------     ------------
         Total current assets                        4,186,885        3,886,013
                                                   -----------     ------------
MACHINERY AND EQUIPMENT, net of accumulated
    depreciation of $1,338,591 and $1,016,755
    in 2000 and 1999, respectively                   2,012,537        1,832,326
                                                   -----------     ------------
OTHER ASSETS
   Deposits                                             61,200              -
   Note receivable, less current
     portion - employee                                    -             40,000
   Other investments                                     9,108            9,108
   Goodwill, net of accumulated amortization
     of $727,007 and $641,477 in 2000                  128,297          213,827
      and 1999, respectively
   Deferred income tax asset                         1,224,374        1,337,742
                                                   -----------     ------------
                                                     1,422,979        1,600,677
                                                   -----------     ------------
                                                   $ 7,622,401      $ 7,319,016
                                                   ===========      ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                  $       -        $   150,000
   Current maturities of long-term debt                    -            121,062
   Accounts payable                                    542,588          138,257
   Accrued expenses
      Salaries and bonuses                             136,055          136,144
      Other                                                -             39,820
   Deferred income                                     225,000          300,000
                                                   -----------     ------------
         Total current liabilities                     903,643          885,283
                                                   -----------     ------------
DEFERRED INCOME, net of current portion                    -            225,000
                                                   -----------     ------------

STOCKHOLDERS' EQUITY
   Common stock                                         16,273           16,273
   Additional paid-in capital                       11,847,860       11,847,860
   Accumulated deficit                              (5,116,950)      (5,635,154)
   Accumulated other comprehensive income (loss)            75          (20,246)
   Treasury stock                                      (28,500)             -
                                                   -----------     ------------
         Total stockholders' equity                  6,718,758        6,208,733
                                                   -----------     ------------
                                                   $ 7,622,401      $ 7,319,016
                                                   ===========      ===========
The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                    2000            1999
                                                -----------    -----------
Net sales                                       $ 7,068,689    $ 4,281,949
                                                -----------    -----------
Costs and expenses

   Cost of sales                                  4,727,708      3,453,085
   Selling, general and administrative            1,733,236      1,519,379
                                                -----------    -----------
                                                  6,460,944      4,972,464
                                                -----------    -----------
Operating profit (loss)                             607,745       (690,515)
                                                -----------    -----------
Other income (expense)
   Loss on investment                                  --          (11,763)
   Interest income                                   91,994        101,436
   Interest expense                                 (20,989)       (16,985)
                                                -----------    -----------
                                                     71,005         72,688
                                                -----------    -----------

Income (loss) before income tax
    (benefit) expense                               678,750       (617,827)

Income tax (benefit) expense                        160,546        (66,512)
                                                -----------    -----------
Net income (loss)                               $   518,204    $  (551,315)
                                                ===========    ===========

Earnings (loss) per share (basic and diluted)   $      0.32    $     (0.34)
                                                ===========    ===========

Weighted average shares outstanding - basic       1,627,195      1,627,362
                                                  =========      =========

Weighted average shares outstanding - diluted     1,627,213      1,627,362
                                                  =========      =========
The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)

                     Years ended December 31, 2000 and 1999


                                                                                   Accumulated
                                                 Additional                          other
                                       Common      paid-in        Accumulated     comprehensive   Treasury
                                       stock       capital          deficit       income (loss)    stock        Total
                                   ----------   ------------    -------------   --------------- ----------   -------------

Balance at December 31, 1998       $  40,684    $ 11,823,449    $ (5,083,839)   $    (15,194)   $     --      $  6,765,100

Five for two reverse stock split     (24,411)         24,411            --              --            --
Comprehensive income (loss)
   Net loss                             --              --          (551,315)           --            --          (551,315)
   Net unrealized loss on
    investments in securities
    available-for-sale                                                                (5,052)                       (5,052)
                                                                                                              ------------
   Total comprehensive income
    (loss)                              --              --              --              --            --          (556,367)
                                   ---------    ------------    ------------    ------------    ----------    ------------

Balance at December 31, 1999          16,273      11,847,860      (5,635,154)        (20,246)         --         6,208,733

Comprehensive income (loss)
   Net income                           --              --           518,204            --            --           518,204
   Net unrealized gain on
     investments in securities
     available-for-sale                 --              --              --            20,321          --            20,321
                                                                                                              ------------
   Total comprehensive income                                                                                      538,525
                                                                                                              ------------
Treasury shares purchased               --              --              --              --         (28,500)        (28,500)
                                   ---------    ------------    ------------    ------------    ----------    ------------

Balance at December 31, 2000       $  16,273    $ 11,847,860    $ (5,116,950)   $         75    $  (28,500)   $  6,718,758
                                   =========    ============    ============    ============    ==========    ============

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                        2000           1999
                                                   -----------    ------------
Cash flows from operating activities
   Net income (loss)                               $   518,204    $  (551,315)
   Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities
      Realized loss on investment                         --          (11,763)
      Depreciation and amortization                    407,367        382,230
      Deferred income taxes                            143,810        (66,519)
      (Increase) decrease in assets
         Accounts receivable                            (2,243)      (270,442)
         Inventories                                  (381,275)       (17,481)
         Prepaid expenses and other assets               2,086          2,326
      Increase (decrease) in liabilities
         Accounts payable                              404,331        118,100
         Accrued expenses                              (39,909)        48,943
         Deferred income                              (300,000)      (300,000)
                                                   -----------    -----------
           Net cash provided by (used in)
             operating activities                      752,371       (665,921)
                                                   -----------    -----------
Cash flows from investing activities
   Purchase of machinery and equipment,
     including deposits                               (563,248)      (150,283)
   Proceeds from redemption of investments              15,970        466,549
   Note receivable payments received                   150,236        150,236
                                                   -----------    -----------
           Net cash (used in) provided by
            investing activities                      (397,042)       466,502
                                                   -----------    -----------
Cash flows from financing activities
   (Repayments) proceeds from line of
     credit, net                                      (150,000)       150,000
   Payment of long-term debt                          (121,062)      (121,062)
   Purchase of treasury stock                          (28,500)          --
                                                   -----------    -----------
           Net cash (used in) provided by
              financing activities                    (299,562)        28,938
                                                   -----------    -----------
           NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS                          55,767       (170,481)

Cash and cash equivalents at beginning of year         956,357      1,126,838
                                                   -----------    -----------
Cash and cash equivalents at end of year           $ 1,012,124    $   956,357
                                                   ===========    ===========
Supplemental disclosure of cash flow information
   Interest paid                                   $    20,989    $    16,985
                                                   ===========    ===========
The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE A - ORGANIZATION AND PURPOSE

     Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983.

     Acorn is a holding company for its wholly owned subsidiaries, Automotive Industries, Inc. (Automotive) and Recticon Enterprises, Inc. (Recticon). Automotive is an inactive subsidiary.

     Recticon is organized to engage in the business of manufacturing and processing of silicon wafers for the semi-conductor industry.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Principles of Consolidation

     The consolidated financial statements include the accounts of Acorn and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

     2.  Use of Estimates

     In preparing the financial statements in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results could differ from those estimates.

     3.  Concentration of Risk

     Recticon provides its products to customers throughout the United States. Recticon performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Bad debt expense is not significant.

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

                           December 31, 2000 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     7.  Deferred Income

     Deferred income is an amount received from customers in exchange for Recticon's commitment to provide certain quantities of product over periods extending until September 2001. The deferred amounts are amortized on a straight-line basis over the terms of the agreements.

     8.  Income Taxes

     Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Income tax expense represents taxes payable, net of changes in deferred income tax assets and liabilities during the year. Acorn files a consolidated federal income tax return which includes the subsidiaries' taxable income. Under Acorn's tax-sharing agreement with its subsidiaries, the subsidiaries are required to pay to Acorn an amount equivalent to what each would have paid had it filed a separate company federal income tax return and the subsidiaries' tax losses may be offset against future years' amounts payable to Acorn.

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

                                                        (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2000 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     13.  Reclassifications

     Certain prior year financial statement amounts have been reclassified to conform to current year presentation.

NOTE C - INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses, and fair market value of the Company's available-for-sale investment securities at December 31, 2000 and 1999 are:

                                                 2000
                        --------------------------------------------------------
                                         Gross           Gross          Fair
                         Amortized     unrealized      unrealized      market
                           cost          gains           losses        value
                        -----------    ----------      ----------     --------
State and municipal
  obligations           $ 212,877      $     75        $     -        $ 212,952
                        ==========     ==========      ==========     =========

                                                 1999
                        --------------------------------------------------------
                                         Gross           Gross          Fair
                         Amortized     unrealized      unrealized      market
                           cost          gains           losses        value
                        -----------    ----------      ----------     --------


State and municipal
   obligations          $ 228,847      $     -         $ (20,246)     $ 208,601
                        ==========     ==========      ==========     =========

     The following table lists the contractual maturities of investments as of December 31, 2000:
                                                                        Fair
                                                        Amortized       market
                                                           cost        value
                                                       -----------    ---------

     After ten years                                   $ 212,877      $ 212,952
                                                       ---------      ---------

                                                       $ 212,877      $ 212,952
                                                       =========      =========

NOTE D - INVENTORIES

     Inventories consist of the following:
                                                         2000             1999
                                                      -----------      --------

         Raw materials and supplies                   $   734,299    $   778,530
         Work in process                                1,434,710      1,147,304
         Finished goods                                   285,574        147,474
                                                        ---------    -----------

                                                      $ 2,454,583    $ 2,073,308
                                                       ==========    ===========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2000 and 1999

NOTE E - CREDIT ARRANGEMENTS

     Recticon has available a $750,000 revolving line of credit which is due on demand. Interest is payable monthly at the prime rate (9.5% at December 31, 2000). The line is available through April 30, 2001, and is secured by Recticon's assets and is guaranteed by Acorn. At December 31, 2000, there was $750,000 available under the line of credit.

NOTE F - LONG-TERM DEBT

     Recticon has long-term debt consisting of the following:

                                                  2000             1999
                                                -----------      ----------
     Term loan at 8.25% interest per annum;
        principal payable in 48 monthly
        installments  of $10,088,  with
        final payment due December 30, 2000;
        secured by Recticon's assets           $    -            $   121,062

         Less current maturities                    -                121,062
                                               ------------      -----------
                                               $    -            $     -
                                               ============      ===========

NOTE G - DEFERRED INCOME

     Recticon received nonrefundable payments from customers in exchange for its commitment to provide certain quantities of product over periods extending until September 2001. The payments received have been recorded as deferred income and are being amortized over the periods of the contracts. The sales price of the product to be delivered under the agreements is permitted to provide a gross profit not to exceed 35%. The customers are not required to purchase any amount of product under the agreements.

     The remaining deferred income of $225,000 will be recognized as income during 2001.

NOTE H - INCOME TAXES

     The Company depreciates its machinery and equipment for income tax purposes at rates which vary from those used for financial reporting purposes. In addition, the Company has reported certain income for tax purposes which is being recognized over a period of years for financial statement purposes (note G).

     The income tax provision consists of the following:

                                              2000             1999
                                          -----------      --------
         Current

              Federal                     $       -        $     -
              State                            16,736            -
                                          -----------      ----------

         Deferred

              Federal                         109,986       (66,512)
              State                            33,824            -
                                          -----------      ----------
                                              143,810       (66,512)
                                          -----------      ----------
                                          $   160,546      $(66,512)
                                           ==========      ==========

                                                        (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2000 and 1999




NOTE H - INCOME TAXES - Continued

     Deferred tax assets (liabilities) consist of the following:

                                                  2000             1999
                                              -----------      --------

         Net operating loss carryforwards     $ 2,174,000      $  2,290,000
         Depreciation                            (222,000)         (206,000)
         Deferred income                           91,000           214,000
         Carrying value of assets                 385,000           293,000
         Note receivable                          192,000           192,000
         Other                                     92,000            73,000
                                                ---------        ----------
                                                2,712,000         2,856,000
         Less valuation allowance               1,397,000         1,397,000
                                                ---------      ------------
                                              $ 1,315,000      $  1,459,000
                                               ==========       ===========

     A valuation allowance has been established against the deferred tax assets of net operating loss carryforwards due to separate return limitations that are applicable to $1,397,000 of net operating losses. The remaining net operating loss carryforwards of $2,283,000 begin to expire in 2006.

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                        2000            1999
                                                     -----------     ---------

     Tax at statutory federal rate                       34.0%          (34.0)%
     State income taxes, net of federal benefits          2.4            -
     Net operating losses/valuation reserve charge      (12.7)           23.2
                                                     ---------       ---------
                                                         23.7%          (10.8)%
                                                     =========       =========

NOTE I - COMMITMENTS

     Recticon leases its facilities under a lease agreement which expires on February 28, 2009. Minimum lease payments are as follows:

         Year ending December 31,

                  2001                                 $   116,000
                  2002                                     120,000
                  2003                                     120,000
                  2004                                     120,000
                  Thereafter                               536,000
                                                         ---------

                                                       $ 1,012,000
                                                       ===========

     Rental expense for 2000 and 1999 was $96,000.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2000 and 1999

NOTE J - CONCENTRATIONS

     Three customers accounted for 51%, 27% and 11% of sales in 2000 and 46%, 31% and 4% of sales in 1999.

     For 2000, two vendors accounted for 39% and 17% of materials purchases. For 1999 one vendor accounted for 7% of materials purchases.

     Acorn and its subsidiaries maintain cash balances at financial institutions, mutual funds and brokerage accounts located throughout the United States. Accounts with financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Acorn periodically maintains balance in excess of these limits. Acorn believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE K - RELATED PARTY TRANSACTIONS

     During 2000 and 1999, Acorn and its subsidiaries paid a law firm, of which the Company's Chief Executive Officer and Chairman was of counsel,
     approximately  $7,600  and  $5,200,  respectively,   for  reimbursement  of
     expenses.

     For the years ended December 31, 2000 and 1999, Acorn paid consulting fees of $48,000 in each year to two of its former officers (currently Directors).

     Directors fees expense for each of the years ended December 31, 2000 and 1999 was $12,000.

NOTE L - EARNINGS (LOSS) PER SHARE

     The Company's calculation of earnings (loss) per share in accordance with SFAS No. 128 is as follows:

                    Income (loss)         Number of Shares         Per
                    (numerator)            (denominator)           share amount
                --------------------   -----------------------   ---------------
                  2000       1999         2000         1999       2000    1999
                --------   ---------   ----------   ----------   ------  -------
 Basic EPS

   Net income
    (loss)      $518,204   $(551,315)  $1,627,195   $1,627,213   $0.32   $(0.34)
                ========   =========   ==========   ==========   =====   ======

     Diluted EPS is not presented, as the effect of dilutive securities, consisting of options, has no impact.

     In 2000 and 1999, 356,400 and 360,000, respectively, of the 360,000 options outstanding to purchase common stock (see note M) with an exercise price ranging from $2.19 to $8.44, were not included in the computation of diluted EPS because the option exercise price was greater than the average market price. In 2000, a total of 3,600 options with an exercise price of $1.53 were included in the diluted EPS calculation.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2000 and 1999

NOTE M - STOCK OPTIONS

     The Company has issued stock options to various officers of the Company. The stock options were issued with exercise prices equal to the fair market value of the Company's common stock as of the date of grant and have a term of 10 years from the date of grant. The following is a summary of stock options outstanding at December 31, 2000 and 1999:

                                          2000                  1999
                                ---------------------   ----------------------
                                            Weighted                 Weighted
                                             average                  average
                                            exercise                 exercise
                                 Shares       price      Shares        price
                                ---------   ---------   ---------   ----------

Outstanding at January 1,         360,000   $  4.59       360,000   $   4.59
     Granted                        3,600      1.53           -          -
     Cancelled                     (3,600)    (2.27)          -          -
                                ---------               ---------
Outstanding at December 31,       360,000      4.58       360,000       4.59
                                =========               =========
Options exercisable at
    December 31,                  360,000      4.58       360,000       4.59
                                =========               =========

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                      Options outstanding and exercisable
                                  ----------------------------------------------
                               Weighted             Weighted
           Range of            remaining             average          Exercise
         exercise price           shares        contractual life       price
         --------------        ------------     ----------------      --------

         $8.44                     52,000             1 year            $8.44
         $4.60 - 5.40             176,000             2 years            4.77
         $2.90                     20,000             3 years            2.90
         $2.19                     48,000             4 years            2.19
         $3.95                     40,000             6 years            3.95
         $2.27                     20,400             8 years            2.27
         $1.53                      3,600             9 years            1.53
                                ---------
                                  360,000
                                =========

     The stock option agreements, as amended on March 2, 1999, state that outstanding options can be exercised at a price of $3.125 in the event of a "change in control," as defined in the agreements. Assuming these shares were exercised, there would be no material impact on EPS.

                                                        (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2000 and 1999

NOTE M - STOCK OPTIONS - Continued

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 2000 and 1999 would have reflected the pro forma amounts indicated below:

                                                  2000             1999
                                              -----------      --------

         Net earnings (loss)
              As reported                     $   518,204      $   (551,315)
              Pro forma                           515,047          (551,315)

         EPS

              As reported                     $      0.32      $      (0.34)
              Pro forma                              0.32             (0.34)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before January 1, 1998. The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal year 2000: expected volatility of 86%, risk-free interest rate of 5.24%, and expected life of 10 years. The weighted average fair value of options granted during fiscal year 2000 was $1.53. There were no options granted during fiscal year 1999.

NOTE N - COMMON STOCK

     At December 31, 2000 and 1999, the Company had 20,000,000 shares of $0.01 par value common stock authorized. At December 31, 2000, 1,627,362 shares were issued and 1,608,362 shares were outstanding. At December 31, 1999, there were 1,627,362 shares issued and outstanding.

     During 2000, the Company repurchased 19,000 shares of its common stock through the open market.

NOTE O - SEGMENT INFORMATION

     The Company is a holding company which owns and operates one subsidiary which manufactures monocrystalline silicon wafers used in the microelectronics industry. The Company considers its business to consist of one reportable operating segment.

NOTE P - CONTINGENCIES

     The Company is involved in legal and administrative proceedings and claims of various types during the ordinary course of business. While any litigation contains an element of uncertainty, management does not expect these legal matters will have a material adverse effect on the Company's results of operations or financial position.