Form 10QSB
period 2001-03-31
ACORN HOLDING CORP
filed 2001-05-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         March 31, 2001
                                            ----------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                        ---------            ---------

                          Commission File No. 811-08469

                              ACORN HOLDING CORP.
--------------------------------------------------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,627,358 shares of common stock, $.01 par value, as of May 14, 2001 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries

                       CONSOLIDATED INTERIM BALANCE SHEETS

                      March 31, 2001 and December 31, 2000


                                                    March 31,
                                                       2001         December 31,
       ASSETS                                      (unaudited)          2000
                                                   -----------      ------------

CURRENT ASSETS
   Cash and cash equivalents                      $   1,006,435     $ 1,012,124
   Investment securities                                214,392         212,952
   Accounts receivable - trade                          661,285         357,502
   Current portion of note receivable - employee              -          40,000
   Inventories                                        2,412,428       2,454,583
   Prepaid expenses                                      78,939          18,396
   Deferred income tax asset                             60,885          91,328
                                                  -------------     ------------

       Total current assets                           4,434,364       4,186,885
                                                  -------------     ------------

MACHINERY AND EQUIPMENT, net of accumulated
   depreciation of $1,427,088 as of
   March 31, 2001 and $1,338,591 as of
   December 31, 2000                                  2,129,280       2,012,537
                                                  -------------     ------------

OTHER ASSETS
   Deposits                                              14,600          61,200
   Other investments                                      9,108           9,108
   Goodwill, net of accumulated amortization
     of $748,389 as of March 31, 2001 and
     $727,007 as of December 31, 2000                   106,915         128,297
   Deferred income tax asset                          1,180,027       1,224,374
                                                  -------------     ------------
                                                      1,310,650       1,422,979
                                                  -------------     ------------

                                                  $   7,874,294     $ 7,622,401
                                                  =============     ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                 $     150,000     $         -
   Accounts payable                                     226,407         245,457
   Accrued expenses
     Salaries and bonuses                               339,048         277,396
     Other                                              190,172         155,790
   Deferred income                                      150,000         225,000
                                                  -------------     ------------

       Total current liabilities                      1,055,627         903,643
                                                  -------------     ------------

STOCKHOLDERS' EQUITY
   Common stock                                          16,273          16,273
   Additional paid-in capital                        11,847,860      11,847,860
   Accumulated deficit                               (4,997,884)     (5,116,950)
   Accumulated other comprehensive income (loss)           (228)             75
   Treasury stock                                       (47,354)        (28,500)
                                                  -------------     ------------

       Total stockholders' equity                     6,818,667       6,718,758
                                                  -------------     ------------

                                                  $   7,874,294     $ 7,622,401
                                                  =============     ============

        The accompanying notes are an integral part of these statements.

                                                     2001               2000
                                                    ------             ------

Net sales                                        $   2,134,594      $  1,639,551
                                                 -------------      ------------

Costs and expenses
   Cost of sales                                     1,476,738         1,187,451
   Selling, general and administrative                 461,415           372,667
                                                 -------------      ------------
                                                     1,938,153         1,560,118
                                                 -------------      ------------

Operating profit                                       196,441            79,433
                                                 -------------      ------------

Other income
   Interest income                                      13,554            10,238
                                                 -------------      ------------
                                                        13,554            10,238
                                                 -------------      ------------

Income before income tax expense                       209,995            89,671

Income tax expense                                      90,929            42,693
                                                 -------------      ------------

Net income                                       $     119,066      $     46,978
                                                 =============      ============

Earnings per share (basic and diluted)           $        0.07      $       0.03
                                                 =============      ============

Weighted average shares outstanding - basic          1,627,195         1,628,002
                                                 =============      ============

Weighted average shares outstanding - diluted        1,627,213         1,628,002
                                                 =============      ============

        The accompanying notes are an integral part of these statements.


                                                Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                         From January 1, 2001 to March 31, 2001 (unaudited)

                                                                                        Accumulated
                                                        Additional                        other
                                          Common         paid-in      Accumulated     comprehensive   Treasury
                                          stock          capital        deficit       income (loss)    stock           Total
                                         -------        ----------    -----------     -------------   --------        -------
Balance at January 1, 2001             $     16,273    $11,847,860    $(5,116,950)    $         75    $  (28,500)   $ 6,718,758

Comprehensive income (loss)
   Net income                                     -              -        119,066                -             -        119,066
   Net unrealized loss on investments
     in securities available-for-sale             -              -              -             (303)            -           (303)
                                                                                                                    -----------
   Total comprehensive income                                                                                           118,763
                                                                                                                    -----------
Treasury shares purchased                         -              -              -                -       (18,854)       (18,854)
                                       ------------    -----------    -----------     ------------    ----------    -----------

Balance at March 31, 2001              $     16,273    $11,847,860    $(4,997,884)    $       (228)   $  (47,354)   $ 6,818,667
                                       ============    ===========    ===========     ============    ==========    ===========

                                  The accompanying notes are an integral part of these statements.


                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                    Unaudited

                                                       2001             2000
                                                      ------           ------
Cash flows from operating activities
   Net income                                     $     119,066     $    46,978
   Adjustments to reconcile net income to net
       cash used in operating activities
     Depreciation and amortization                      109,879          72,546
     Deferred income taxes                               74,790          33,577
     (Increase) decrease in assets
       Accounts receivable                             (303,783)        (49,396)
       Inventories                                       42,155        (206,917)
       Prepaid expenses and other assets                (60,543)        (78,347)
     Increase (decrease) in liabilities
       Accounts payable                                 (19,050)         83,082
       Accrued expenses                                  96,034          57,356
       Deferred income                                  (75,000)        (75,000)
                                                  -------------     ------------

         Net cash used in operating activities          (16,452)       (116,121)
                                                  -------------     ------------

Cash flows from investing activities
   Purchase of machinery and equipment, including
     deposits                                          (158,640)              -
   Proceeds from redemption of investments               (1,743)          3,869
   Note receivable payments received                     40,000          40,000
                                                  -------------     ------------

         Net cash (used in) provided by investing
           activities                                  (120,383)         43,869
                                                  -------------     ------------

Cash flows from financing activities
   Proceeds from line of credit                         150,000               -
   Payment of long-term debt                                  -         (30,264)
   Purchase of treasury stock                           (18,854)
                                                  -------------     ------------

         Net cash provided by (used in) financing
           activities                                   131,146         (30,264)
                                                  -------------     ------------

         NET DECREASE IN CASH AND
           CASH EQUIVALENTS                              (5,689)       (102,516)

Cash and cash equivalents at beginning of year        1,012,124         956,357
                                                  -------------     ------------

Cash and cash equivalents at end of year          $   1,006,435     $   853,841
                                                  =============     ============

        The accompanying notes are an integral part of these statements.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
             Notes to the Consolidated Interim Financial Statements
                                 March 31, 2001
                                   (Unaudited)



NOTE A - ORGANIZATION AND PURPOSE

Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983. Acorn is a holding company for it's wholly-owned subsidiaries, Recticon Enterprises, Inc. (Recticon) and Automotive Industries, Inc. (Automotive). Recticon is organized to engage in the business of manufacturing and processing of silicon wafers for the semi-conductor industry. Automotive is an inactive subsidiary.

NOTE B - BASIS OF PRESENTATION

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 2000 balance sheet has been derived from the audited financial statements contained in the 2000 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

1.     Reclassifications

       Certain prior period financial information has been reclassified to conform to current period presentation

NOTE C - COMMON STOCK

At December 31, 2000 and March 31, 2001, the Company had 20,000,000 shares of $.01 par value common stock authorized and 1,627,362 issued. At December 31, 2000 and March 31,2001, 1,608,362 and 1,595,746 shares were outstanding. During the three months ended March 31,2001, 12,616 shares of treasury stock were acquired for a cost of $18,354 for a cumulative total of 31,616 shares for a cost of $47,354 at March 31,2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Sales for the three-month period ended March 31, 2001 increased $495,043 from the three-month period ended March 31, 2000. The Company realized an operating profit for the three months ended March 30, 2001 of $196,441 as compared to an operating profit of $79,433 for the three months ended March 31, 2000. The principal reason for the improved financial performance was the result of the higher demand for the Company's products. However, due to the economic slowdown in the industry, the outlook for the next several months is uncertain.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          N/A

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACORN HOLDING CORP.



Date: May 14, 2001
                                       /s/ Larry V. Unterbrink
                                       -------------------------------
                                       Larry V. Unterbrink, Treasurer
                                       (Principal Financial and
                                       Accounting Officer)



                                       /s/ Stephen A. Ollendorff
                                       -----------------------------------------
                                       Stephen A. Ollendorff,
                                       Chairman, Chief Executive Officer,
                                       and Secretary