Form 10QSB
period 2001-06-30
ACORN HOLDING CORP
filed 2001-08-14
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            June 30, 2001
                                                   ----------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,595,746 shares of common stock, $.01 par value, as of August 10, 2001 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                                      Acorn Holding Corp. and Subsidiaries

                                       CONSOLIDATED INTERIM BALANCE SHEETS


                                                                           June 30,
                                                                             2001         December 31,
ASSETS                                                                   (unaudited)          2000
                                                                         -----------     -------------
CURRENT ASSETS
Cash and cash equivalents                                                $ 1,394,249     $ 1,012,124
Investment securities                                                        213,732         212,952
Accounts receivable - trade                                                  305,411         357,502
Current portion of note receivable - employee                                      -          40,000
Inventories                                                                2,229,453       2,454,583
Prepaid expenses                                                              63,747          18,396
Deferred income tax asset                                                     30,443          91,328
                                                                         -----------     -----------
Total current assets                                                       4,237,035       4,186,885
                                                                         -----------     -----------

MACHINERY AND EQUIPMENT, net of accumulated depreciation
of  $1,518,281 as of June 30, 2001 and $1,338,591
as of December 31, 2000                                                    2,118,270       2,012,537
                                                                         -----------     -----------
OTHER ASSETS
Deposits                                                                           -          61,200
Other investments                                                              9,108           9,108
Goodwill, net of accumulated amortization of $769,771                         85,533         128,297
 as of June 30, 2001 and $727,007 as of December 31, 2000
Deferred income tax asset                                                  1,226,297       1,224,374
                                                                         -----------     -----------
                                                                           1,320,938       1,422,979
                                                                         -----------     -----------
                                                                         $ 7,676,243     $ 7,622,401
                                                                         ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             181,418         245,457
Accrued expenses
Salaries and bonuses                                                         400,701         277,396
Other                                                                        210,830         155,790
Deferred income                                                               75,000         225,000
                                                                         -----------     -----------
Total current liabilities                                                    867,949         903,643
                                                                         -----------     -----------
STOCKHOLDERS' EQUITY
Common stock                                                                  16,273          16,273
Additional paid-in capital                                                11,847,860      11,847,860
Accumulated deficit                                                       (5,009,507)     (5,116,950)
Accumulated other comprehensive income                                         1,022              75
Treasury stock                                                               (47,354)        (28,500)
                                                                         -----------     -----------
Total stockholder' equity                                                  6,808,294       6,718,758
                                                                         -----------     -----------
                                                                         $ 7,676,243      $7,622,401
                                                                         ===========     ===========

The accompanying notes are an integral part of these statements.

                                        Acorn Holding Corp. and Subsidiaries

                                    CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                                     (unaudited)


                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                      2001            2000           2001           2000
                                                      ----            ----           ----           ----

Net sales                                           $ 1,551,326    $ 1,848,156    $ 3,685,920    $ 3,487,707
                                                    -----------    -----------    -----------    -----------
Costs and expenses
Cost of sales                                        1,171,106       1,248,179      2,647,844      2,435,630
Selling, general and administrative                    415,427         440,043        876,842        812,710
                                                    -----------    -----------    -----------    -----------
                                                     1,586,533       1,688,222      3,524,686      3,248,340
                                                    -----------    -----------    -----------    -----------

Operating profit (loss)                               (35,207)         159,934        161,234        239,367
                                                    -----------    -----------    -----------    -----------
Other income

Interest income                                        13,995          32,849         27,549         43,087
                                                    -----------    -----------    -----------    -----------
                                                       13,995          32,849         27,549         43,087
                                                    -----------    -----------    -----------    -----------

Income (loss) before income tax expense               (21,212)        192,783        188,783        282,454

Income tax expense (benefit)                           (9,589)         71,983         81,340        114,676
                                                    -----------    -----------    -----------    -----------

Net income (loss)                                    $ (11,623)    $  120,800      $ 107,443     $  167,778
                                                    -----------    -----------    -----------    -----------

Earnings (loss) per share (basic and diluted)        $   (0.01)        $ 0.07         $ 0.07         $ 0.10
                                                    -----------    -----------    -----------    -----------

Weighted average shares outstanding - basic           1,595,746      1,627,362     1,600,669      1,627,362
                                                     ===========   ============   ==========     ==========

Weighted average shares outstanding - diluted         1,595,946      1,627,362     1,601,066      1,627,362

                                                     ===========   ============   ==========     ==========

The accompanying notes are an integral part of these statements.

                           Acorn Holding Corp. and Subsidiaries

      CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                    From January 1, 2001 to June 30, 2001 (unaudited)


                                                                                      Accumulated
                                                      Additional                         other
                                            Common     paid-in       Accumulated     comprehensive     Treasury
                                            stock      capital         deficit           income         stock          Total
                                          ---------   -----------    ------------    -------------    ---------     ----------
Balance at January 1, 2001                $ 16,273    $11,847,860    $(5,116,950)    $        75      $ (28,500)    $ 6,718,758

Comprehensive income (loss)
Net income                                       -               -       107,443             -             -            107,443
Net unrealized gain on investments
in securities available-for-sale                 -               -               -           947             -              947
Total comprehensive income                                                                                              108,390
Treasury shares purchased                        -               -               -             -        (18,854)        (18,854)
                                          ---------    -----------   ------------    -------------    ---------     -----------

Balance at June 30, 2001                  $ 16,273     $11,847,860   $(5,009,507)    $     1,022     $ (47,354)     $ 6,808,294
                                          ========     ===========   ===========     ===========     ==========     ===========

The accompanying notes are an integral part of these statements.

                                  Acorn Holding Corp. and Subsidiaries

                              CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                                        Six months ended June 30,
                                              (unaudited)
                                                                              2001                  2000
                                                                              ----                  ----
Cash flows from operating activities
 Net income                                                              $   107,443            $  167,778
 Adjustments to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                                              222,454               201,318
  Deferred income taxes                                                       58,962                99,481
  (Increase) decrease in assets
    Accounts receivable                                                       52,091              (124,530)
    Inventories                                                              225,130              (251,001)
    Prepaid expenses and other assets                                        (45,351)              (19,295)
  Increase (decrease) in liabilities
    Accounts payable                                                         (64,039)              371,169
    Accrued expenses                                                         178,345               164,666
    Deferred income                                                          150,000)             (150,000)
                                                                         -----------            ----------
      Net cash provided by operating activities                              585,035               459,586

Cash flows from investing activities
 Purchase of machinery and equipment, including deposits                    (224,223)             (431,961)
 Proceeds from redemption of investments                                        167                  6,185
 Note receivable payments received                                            40,000               150,236
                                                                         -----------            ----------

      Net cash used in investing activities                                 (184,056)             (275,540)

Cash flows from financing activities
 Payment of long-term debt                                                        -                (60,531)
 Purchase of treasury stock                                                 (18,854)                  -
                                                                         -----------            ----------

      Net cash used in financing activities                                 (18,854)               (60,531)
                                                                         -----------            ----------

      NET INCREASE IN CASH AND
       CASH EQUIVALENTS                                                      382,125               123,515

Cash and cash equivalents at beginning of period                           1,012,124               956,357
                                                                         -----------            ----------

Cash and cash equivalents at end of period                               $ 1,394,249            $1,079,872
                                                                         ===========            ==========


The accompanying notes are an integral part of these statements.

                      ACORN HOLDING CORP. AND SUBSIDIARIES
             Notes to the Consolidated Interim Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

NOTE B - BASIS OF PRESENTATION

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 2000 balance sheet has been derived from the audited financial statements contained in the 2000 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

1.    Reclassifications

      Certain prior period financial information has been reclassified to conform to current period presentation

NOTE C - COMMON STOCK

At December 31, 2000 and June 30, 2001, the Company had 20,000,000 shares of $0.01 par value common stock authorized. At December 31, 2000 and June 30, 2001, 1,627,362 shares were issued. At December 31, 2000 and June 30, 2001, 1,608,362 shares and 1,595,746 shares were outstanding respectively.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTION PLANS

On June 4, 2001, the Board of Directors adopted the 2001 Performance Equity Plan and the 2001 Directors' Stock Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      Sales for the three-month period ended June 30, 2001 decreased $296,830 from the three-month period ended June 30, 2000, while sales for the six-month period ended June 30, 2001 increased $198,213 from the six-month period ended June 30, 2000. The Company had an operating loss of $35,207 for the three months ended June 30, 2001 and an operating profit of $161,234 for the six months ended June 30, 2001, as compared to operating profits of $159,934 and $239,367, respectively, over the comparable prior year periods.

      The principal reason for the decrease in profitability was due to a decreased demand for the Company's products. Due to the economic slowdown in the industry, the outlook for the next several months is uncertain.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      10.1     Acorn Holding Corp. 2001 Performance Equity Plan

      10.2     Acorn Holding Corp. 2001 Directors Stock Option Plan

  (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed by the Company filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ACORN HOLDING CORP.



Date: August 14, 2001
                                              /s/ Larry V. Unterbrink
                                              ----------------------------------
                                              Larry V. Unterbrink, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)



                                              /s/ Stephen A. Ollendorff
                                              ----------------------------------
                                              Stephen A. Ollendorff,
                                              Chairman, Chief Executive Officer,
                                              and Secretary