Form 10QSB
period 2001-09-30
ACORN HOLDING CORP
filed 2001-11-14
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            September 30, 2001
                                                ----------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  _____  to  _____

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       59-2332857
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer Identifi-
incorporation or organization)                            cation No.)

     1251 Avenue of the Americas, 45th Floor, New York, New York 10020-1104
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip code)

Issuer's telephone number, including area code      (212) 536-4089
                                                   ------------------
                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
            Yes      X                  No
                  -------            -------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,627,358 shares of common stock, $.01 par value, as of November 13, 2001 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries

                       CONSOLIDATED INTERIM BALANCE SHEETS

                                                       September 30,      December 31,
                                                           2001              2000
                                                       ------------       ------------
                                                       (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                          $  1,573,797      $  1,012,124
   Investment securities                                    18,841           212,952
   Accounts receivable - trade                             151,031           357,502
   Current portion of note receivable - employee                --            40,000
   Inventories                                           2,078,701         2,454,583
   Prepaid expenses                                         44,619            18,396
   Deferred income tax asset                                    --            91,328
                                                        ----------        ----------
       Total current assets                              3,866,989         4,186,885
                                                         ---------         ---------

MACHINERY AND EQUIPMENT, net of accumulated depreciation
   of $1,610,509 as of September 30, 2001 and $1,338,591
   as of December 31, 2000                               2,026,042         2,012,537
                                                         ---------         ---------

OTHER ASSETS
   Deposits                                                     --            61,200
   Other investments                                         9,108             9,108
   Goodwill, net of accumulated amortization
     of $791,156 as of September 30, 2001
     and $727,007 as of December 31, 2000                   64,148           128,297
   Deferred income tax asset                             1,231,403         1,224,374
                                                         ---------         ---------
                                                         1,304,659         1,422,979
                                                         ---------         ---------

                                                      $  7,197,690      $  7,622,401
                                                      ============      ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                   $     55,331      $    245,457
   Accrued expenses
     Salaries and bonuses                                  462,355           277,396
     Other                                                 162,804           155,790
   Deferred income                                              --           225,000
                                                         ---------         ---------
       Total current liabilities                           680,490           903,643
                                                         ---------         ---------
STOCKHOLDERS' EQUITY
   Common stock                                             16,273            16,273
   Additional paid-in capital                           11,847,860        11,847,860
   Accumulated deficit                                  (5,303,421)       (5,116,950)
   Accumulated other comprehensive income                    3,842                75
   Treasury stock                                          (47,354)          (28,500)
                                                         ---------         ---------
       Total stockholders' equity                        6,517,200         6,718,758
                                                         ---------         ---------
                                                      $  7,197,690      $  7,622,401
                                                         =========         =========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three months ended               Nine months ended
                                                         ------------------               -----------------
                                                            September 30,                    September 30,
                                                        2001             2000             2001            2000
                                                       ------           ------           ------          ------

Net sales                                           $   988,802      $ 1,746,766      $ 4,674,722     $ 5,234,473
                                                     ----------       ----------       ----------      ----------

Costs and expenses
Cost of sales                                           906,006        1,310,619        3,553,850       3,746,249
Selling, general and administrative                     372,653          442,600        1,249,495       1,255,310
                                                      1,278,659        1,753,219        4,803,345       5,001,559
                                                     ----------       ----------       ----------      ----------

Operating profit (loss)                                (289,857)          (6,453)        (128,623)        232,914
                                                     ----------       ----------       ----------      ----------
Other income
Interest income                                          14,027           11,034           41,576          54,121
                                                     ----------       ----------       ----------      ----------
                                                         14,027           11,034           41,576          54,121
                                                     ----------       ----------       ----------      ----------

Income (loss) before income tax expense                (275,830)           4,581          (87,047)        287,035

Income tax expense (benefit)                             18,084            2,845           99,424         117,521
                                                     ----------       ----------       ----------      ----------

Net income (loss)                                   $  (293,914)     $     1,736      $  (186,471)     $  169,514
                                                     ==========       ==========       ==========       =========

Earnings (loss) per share (basic and diluted)       $     (0.18)     $      0.00      $     (0.12)     $     0.10
                                                     ==========       ==========       ==========       =========

Weighted average shares outstanding - basic           1,595,742        1,627,358        1,599,009       1,627,358
                                                     ==========       ==========       ==========       =========

Weighted average shares outstanding - diluted         1,595,742        1,627,358        1,599,009       1,627,358
                                                     ==========       ==========       ==========       =========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

        CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                Nine months ended September 30, 2001 (unaudited)

                                                                                          Accumulated
                                                           Additional                        other
                                              Common        paid-in     Accumulated      comprehensive    Treasury
                                               stock        capital       deficit           income          stock        Total
                                            ----------    -----------   -----------      -------------   ---------     ---------
Balance at January 1, 2001                  $   16,273    $11,847,860   $(5,116,950)     $       75      $  (28,500)   $6,718,758

Comprehensive income (loss)
   Net loss                                          -              -      (186,471)              -               -      (186,471)
   Net unrealized gain on investments
      in securities available-for-sale               -              -             -           3,767               -         3,767
                                                                                                                        ----------
   Total comprehensive loss                                                                                              (182,704)
                                                                                                                        ----------
Treasury shares purchased                            -              -             -               -         (18,854)      (18,854)
                                             ---------     ----------    -----------      ---------       ----------    ----------

Balance at September 30, 2001               $   16,273    $11,847,860   $(5,303,421)     $    3,842      $  (47,354)   $6,517,200
                                             =========     ==========    ===========      =========       ==========    ==========

         The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                         Nine months ended September 30,
                                   (unaudited)

                                                                 2001        2000
                                                             -----------  ----------
Cash flows from operating activities
   Net income (loss)                                         $ (186,471)  $  169,514
   Adjustments to reconcile net income to net cash
       Provided by operating activities
     Depreciation and amortization                              336,069      310,565
     Deferred income taxes                                       84,299       99,566
     (Increase) decrease in assets
       Accounts receivable                                      206,471     (180,046)
       Inventories                                              375,882      (70,602)
       Prepaid expenses and other assets                        (26,223)         951
       Other assets                                                   -       (2,605)
     Increase (decrease) in liabilities
       Accounts payable                                        (190,126)      92,937
       Accrued expenses                                         191,973      217,638
       Deferred income                                         (225,000)    (225,000)
                                                             -----------   ----------

         Net cash provided by operating activities              566,874      412,918
                                                             -----------   ----------
Cash flows from investing activities
   Purchase of machinery and equipment, including deposits     (224,225)    (483,174)
   Proceeds from redemption of investments                      197,878        5,130
   Note receivable payments received                             40,000      150,236
                                                             -----------   ----------

         Net cash provided by (used in) investing activities     13,653      (327,808)
                                                             -----------   ----------
Cash flows from financing activities
   Payment of long-term debt                                          -      (90,797)
   Proceeds from line of credit                                       -       100,000
   Purchase of treasury stock                                   (18,854)           -
                                                             -----------   ----------

         Net cash provided by (used in) financing activities    (18,854)       9,203
                                                             -----------   ----------
         NET INCREASE IN CASH AND
            CASH EQUIVALENTS                                    561,673       94,313

Cash and cash equivalents at beginning of period              1,012,124      956,357
                                                             -----------   ----------

Cash and cash equivalents at end of period                  $ 1,573,797   $ 1,050,670
                                                             ==========    ==========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

NOTE A - ORGANIZATION AND PURPOSE

   Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983. Acorn is a holding company for it's wholly-owned subsidiaries, Recticon Enterprises, Inc. (Recticon) and Automotive Industries, Inc. (Automotive). Recticon is organized to engage in the business of manufacturing and processing of silicon wafers for the semiconductor industry. Automotive is an inactive subsidiary.

NOTE B - BASIS OF PRESENTATION

   Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 2000 balance sheet has been derived from the audited financial statements contained in the 2000 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in disclosures, except for the following:

   Reclassifications
   -----------------

   Certain prior period financial information has been reclassified to conform to the current period presentation.

NOTE C - COMMON STOCK

   At December 31, 2000 and September 30, 2001, the Company had 20,000,000 shares of $0.01 par value common stock authorized. At December 31, 2000 and September 30, 2001, 1,627,362 shares were issued. At December 31, 2000 and September 30, 2001, 1,608,362 shares and 1,595,746 shares were outstanding, respectively.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

   On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is still reviewing the provisions of these Statements, and the impact on the Company's financial position or results of operations is not determinable.

NOTE E - STOCK OPTION PLANS

   On June 4, 2001, the Board of Directors adopted the 2001 Performance Equity Plan and the 2001 Directors' Stock Plan, subject to stockholder approval.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      Sales for the three-month period ended September 30, 2001 decreased $757,964 from the three-month period ended September 30, 2000, while sales for the nine-month period ended September 30, 2001 decreased $559,751 from the nine-month period ended September 30, 2000. The Company had an operating loss of $289,857 for the three-months ended September 30, 2001 and an operating loss of $128,623 for the nine-months ended September 30, 2001, as compared to an operating loss of $6,453 and an operating profit of $232,914, respectively, over the comparable prior year periods.

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

                                   PART II
                              OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      None

     (b)  Reports on Form 8-K:

      There were no reports on Form 8-K filed by the Company filed during the quarter ended September 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACORN HOLDING CORP.



Date: November 13, 2001                /s/ Larry V. Unterbrink
                                       ------------------------------------
                                       Larry V. Unterbrink, Treasurer
                                       (Principal Financial and
                                       Accounting Officer)


                                       /s/ Stephen A. Ollendorff
                                       ------------------------------------
                                       Stephen A. Ollendorff,
                                       Chairman, Chief Executive Officer,
                                       and Secretary