Form 10KSB
period 2001-12-31
ACORN HOLDING CORP
filed 2002-04-01
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                                     -----------------

                          COMMISSION FILE NO. 811-08469
                               ACORN HOLDING CORP.
                               -------------------
                 (Name of small business issuer in its charter)

            Delaware                               59-2332857
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

      1251 Avenue of the Americas, 45th Floor, New York, NY 10020-1104
------------------------------------------------------------------------------
           (Address of principal executive offices)           (Zip code)

Issuer's telephone number, including area code        (212) 536-4089
                                              --------------------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ___ ]

Issuer's revenues for the fiscal year ended December 31, 2001 were $5,514,092.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2002 (valued at the average of the bid price of $1.79 and the asked price of $1.79 on such date) was $1,581,296.

The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of March 28, 2002: 1,585,642.

Transitional Small Business Disclosure Format (check one):
                    Yes      ;            No   X
                        -----                -----

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

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

      Recticon has expanded its facilities and, as a result thereof, has the capacity to add an additional four or five additional furnaces and related equipment (the "Units"). Recticon presently has ten functioning Units. These new Units have not only given Recticon added capacity, but have also enabled it to enter into the five and six-inch wafer market and, subject to purchasing additional equipment, give it the capacity to enter into the eight-inch market. There can be no assurance that Recticon will acquire any additional Units or successfully enter into the eight-inch wafer market.

      Recticon's raw materials are acquired from silicon wholesalers. For 2001, 25% and 20%, respectively, of its raw materials were acquired from two suppliers, while for 2000, it was 39% and 17%, respectively. Although Recticon has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. Recticon believes that there are adequate alternative sources of supply to meet its requirements.

      For 2001 two customers of Recticon accounted for 70%, and 17% of its sales, respectively. For 2000, three customers of the Company accounted for 51%, 27% and 11% of its sales, respectively. The loss of any or all of these customers, would have an adverse, severe, effect on the business of Recticon.

      Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment has not had, and under present conditions, Recticon does not anticipate that such laws and regulations will have a material effect on the results of operations, capital expenditures or the competitive position of Recticon.

EMPLOYEES

      The Company currently has three executive officers, all of whom are employees of the Company. Recticon presently employs 37 full-time people, all of whom are located at its facility in Pottstown.

ITEM 2.  DESCRIPTION OF PROPERTY
`        -----------------------

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      The Annual Meeting of Stockholders of the Company was held on December 20, 2001 (the "Meeting"). The following matters were voted on and approved by the holders of a majority of the outstanding shares of the Company's Common Stock in accordance with Delaware General Corporation Law:

      (a) The first proposal presented to the stockholders was the election of seven persons as directors of the Company to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The following persons were elected as directors of the Company, and each person received that number of votes set opposite that person's name:

                                                        VOTES
                                                    FOR       WITHHELD
                                                -----------------------

            Mark Auerbach                        1,328,595     43,720
            Paula Berliner                       1,337,475     34,840
            Edward N. Epstein                    1,337,695     34,620
            George Farley                        1,328,395     43,920
            Ronald J. Manganiello                1,337,695     34,620
            Stephen A. Ollendorff                1,337,355     34,960
            Bert Sager                           1,337,375     34,940

            (b) The second proposal presented to the stockholders was to approve and adopt the Company's 2001 Performance Equity Plan. There were 712,590 shares of common stock cast in favor of such proposal, 155,042 shares voted against and 9,880 shares abstained. In addition, there were 494,803 broker non-votes.

            (c) The third proposal presented to the stockholders was the adoption of the 2001 Directors Stock Option Plan. There were 803,990 shares of common stock cast in favor of such proposal, 65,322 shares of common stock voted against such proposal and 8,200 shares abstained. In addition, there were 494,803 broker non-votes.

            (d) The fourth proposal presented to the stockholders was to ratify the firm of Grant Thornton LLP as the independent public accountants of the Company for the 2001 fiscal year. There were 1,358,475 shares of Common Stock cast in favor of such proposal, 2,480 shares of Common Stock voted against such proposal, and 11,360 shares abstained.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS
        ------------------------------------------

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

      Quarter Ending          Low                    High
      --------------          ---                    ----
         2001
         ----

      March 31               $1.40625               $2.375
      June 30                $1.75                  $2.50
      September 30           $1.23                  $2.297
      December 31            $1.266                 $2.094

      Quarter Ending          Low                    High
      --------------          ---                    ----

         2000
         ----
      March 31               $1.28125               $4.75
      June 30                $1.125                 $2.75
      September 30           $1.53125               $5.75
      December 31            $1.40625               $2.5625

       As of March 28, 2002, there were approximately 384 holders of record of the Company's Common Stock with 1,585,642 shares of Common Stock outstanding. In addition, the Company believes that there are a significant number of beneficial owners of Common Stock whose shares are held in "street" name as of such date. On March 28, 2002, the closing bid and asked quotations of the Common Stock were both $1.79.

      The Company has never paid and does not currently intend to pay cash dividends. In addition, the Company has never made, nor adopted any policies with respect to, in-kind distributions, and has no present intention of adopting any such policies or of making any such distributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS
         --------------------------------------

      Certain statements in this Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made typically by use of words or phrases such as "estimate," "plans," "projects," "anticipates," "continuing," "ongoing," "expects," "believes," or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Form 10-KSB include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors and (ii) general industry and economic conditions. Any forward-looking statements included in this Form 10-KSB are made only as of the date hereof, based on information available to the Company as of the date hereof, and subject to applicable law to the Company, the Company assumes no obligation to update any forward-looking statements.

      The business in which the Company is engaged is highly competitive and cyclical in nature. For the fiscal year ended December 31, 2001, the Company's net sales of $5,514,092 decreased approximately $1,554,597 from sales of $7,068,689 for the fiscal year ended December 31, 2000 and operating profit decreased approximately $345,946 during the corresponding period from a gain of $607,745 in fiscal 2000 as compared to a gain of $261,799 in fiscal 2001. Net income for fiscal 2001 of $159,174 decreased $359,030 from $518,204 in fiscal 2000. The profitability of the Company in fiscal 2001 was due primarily to income realized from "Market Value of equipment received" of $653,400.

      Sales of the Company's products will primarily depend upon, among other things: (i) demand for the existing product line, especially, among its two major customers; (ii) pricing level and competition; and (iii) the cyclical nature of the Company's business.

      Although the Company hopes to achieve profitability during 2002, no such assurance can be given.

      Financial  Condition  -  The  Company  believes  that  it  has  sufficient
short-term  and  long-term   liquidity   either  from  cash  on  hand,  cre  dit
arrangements  or  cash  flow  from  operations.  The  Company's  cash  and  cash equivalents of $1,476,244 at December 31, 2001 increased $464,120 from $1,012,124 at December 31. 2000. The increase in cash was generated primarily by the reduction of investment securities, accounts receivable and inventories.

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

      See Index to Financial Statements after Signature Page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

      Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS
        ---------------

      The following is a list (along with certain biographical information) of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:

                               YEAR OF
                              ELECTION
                                 AS
 NAME AND AGE                 DIRECTOR                 POSITION
 ------------                 --------                 --------
(As of 3/1/2002)

Bert Sager(1)                 1983            Director
  (76)

Stephen A. Ollendorff         1983            Chairman of the Board,
  (63)  (1)                                   Chief Executive Officer,
                                              Secretary and Director

Edward N. Epstein*            1995            President and Chief
  (61)  (1)                                   Operating Officer; Director

Larry V. Unterbrink           (3)             Treasurer
  (67)

Robert P. Freeman              -              President and Chief
  (67)                                        Executive Officer
                                              of Recticon

Paula Berliner                1990            Director
  (58)  (1)

Ronald J. Manganiello*        1997            Director
  (52)    (1)(2)(4)

Mark Auerbach                 2001            Director
  (63)    (1)(2)

George Farley                 2001            Director
  (62)    (1)(2)
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

      STEPHEN A. OLLENDORFF has been Chief Executive Officer of the Company since September 1992, Chairman of the Board since November 1995, President of the Company from June 1989 until November 1995, and Secretary since the Company's inception. He served as Vice President from the Company's inception until his election as President. Mr. Ollendorff was of counsel to the law firm of Hertzog, Calamari & Gleason from December 1990 until January 1999. He is currently of counsel to the law firm of Kirkpatrick & Lockhart LLP. Mr. Ollendorff also serves as a director of Artesyn.

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

      MARK AUERBACH - Since June 1993, Senior Vice President and Chief Financial Officer of Central Lewmar L.P., a distributor of fine papers. From December 1995 to January 1999, Chief Financial Officer of Oakhurst Company, Inc. and Steel City Products, Inc., each a distributor of automotive products, and Chief Executive Officer of Oakhurst Company, Inc. from December 1995 to May 1997. Also a director of Pharmaceutical Resources, Inc., a manufacturer of generic drugs.

      GEORGE FARLEY - Retired partner of BDO Seidman; self-employed certified public accountant and financial consultant since August 1999. Chief Financial Officer of Talk America, Inc. (formerly Talk.com, Inc.) from November 1997 until August 1999. Senior Vice President and Chief Financial Officer of Twin County Grocers from September 1995 until October 1997.

      There are no family relationships between any executive officers or directors of the Company.


SECTION 16(A) COMPLIANCE

      Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company and beneficial owners of greater than 10% of the Common Stock are required to file certain reports with the Securities and Exchange Commission in respect of their ownership of Company securities. The Company believes that during fiscal year 2001, other than with respect to one report required to be filed by Mr. Manganiello, all such required reports were timely filed. Mr. Manganiello did not file a Form 4 transaction on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

SUMMARY COMPENSATION TABLE

      The following table sets forth information for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively, respecting compensation earned by the Chief Executive Officer of the Company and the executive officers (whose salary and bonus earned in Fiscal 2001 exceeded $100,000) of the Company (the "Named Executives").


                                  Annual Compensation(1)           Long-Term
                                  ----------------------          Compensation
                                                                  ------------
 Name and                                                         Securities
 Principal Position         Year    Salary($)      Bonus($)       Underlying
 ------------------         ----    ---------      -------        Options(#)(2)
                                                                  -------------

 Stephen A.                 2001   $264,760(4)       -0-              --
 Ollendorff                 2000   $256,055(4)       -0-              --
   Chairman and Chief      1999(3) $250,543(4)       -0-              --
   Executive Officer

 Edward N. Epstein          2001   $228,760(4)       -0-              --
   President and Chief      2000   $220,948(4)       -0-              --
   Operating Officer        1999   $216,192(4)       -0-              --

 Robert P. Freeman          2001   $262,338        $ 40,669           --
   President and Chief      2000   $251,280        $ 61,280           --
   Executive Officer-       1999   $203,353        $ 50,000           --
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

(4) Effective November, 1999 Messrs. Ollendorff and Epstein voluntarily reduced by 50% their cash compensation received from the Company. For Mr. Ollendorff, includes the unpaid balance of $132,380 for the fiscal year 2001, $128,027 for fiscal year 2000 and $20,879 for fiscal year 1999, reflecting the amounts being accrued on the books of the Company. For Mr. Epstein, includes the unpaid balance of $114,230 for the fiscal year 2001, $110,474 for fiscal year 2000 and $18,016 for fiscal year 1999, reflecting the amounts being accrued on the books of the Company.

      The Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid. Executives who qualify are permitted to participate in the Company's 2001 Performance Equity Plan.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      During the fiscal year ended December 31, 2001, there were no stock option grants or stock appreciation rights granted to the Named Executives or any other stock appreciation rights.

      On March 2, 1998 the Stock Option and Compensation Committee authorized the further amendment to certain of the Company's outstanding stock options (which had previously been amended on November 22, 1994). In exchange for each optionee agreeing to an increase in the exercise price in the event of a "change of control" from $1.406 to $3.13 (equal to the "fair market value" of the Company's Common Stock on March 2, 1998), the Company would expand the definition of "change of control" to include the merger, sale or liquidation of the business as set forth in (iv) below. The amended and expanded definition of "change of control" would occur in the following circumstances: (i) the first purchase of shares of equity securities of the Company pursuant to a tender offer or exchange offer (other than an offer by the Company) for 25% or more of the equity securities of the Company, which offer has not been approved by the Board of the Company, (ii) a single purchaser or a group of associated purchasers acquiring, without the approval or consent of the Board of the Company, securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities in one or a related series of transactions, (iii) in respect of an election of directors by the Company's stockholders, the election of any or all of the management's slate of directors being contested or opposed, whether through a solicitation of proxies, or otherwise, or (iv) on the day the stockholders of the Company approve (A) a definitive agreement for the merger or other business combination of the Company with or into another corporation pursuant to which the stockholders of the Company do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives and is a publicly owned corporation and not a subsidiary of another corporation, or (B) a definitive agreement for the sale, exchange, or other disposition of all or substantially all of the assets of the Company, or (C) any plan or proposal for the liquidation or dissolution of the Company. As of March 29, 2002, no such "change of control" has occurred.

      On November 7, 1996, the Board of Directors authorized the Company to loan moneys to officers and employees of the Company in order to encourage them to exercise their stock options. The term of such loans would be for the shorter of ten years or 60 days after termination of employment of the officer or employee, interest would accrue and be payable monthly on the principal, at the prevailing rate applicable to 90-day treasury bills at the time the loan is made, and the loan would be collateralized at all times, which collateral (subject to applicable law) may include shares of the Company. The loans must be collateralized so that the fair market value of the collateral would have to equal or exceed the principal outstanding amount of the loan at all times. As of March 29, 2002, no such loans to officers or employees have been made by the Company.

YEAR-END OPTION VALUES TABLE

      The following table sets forth information at December 31, 2001 respecting exercisable and non-exercisable options held by the Named Executives. During the fiscal year ended December 31, 2001, the Named Executives did not exercise any stock options. The table also includes the value of "in-the-money" stock options which represents the spread between the exercise prices of the existing stock options and the year-end price of the Common Stock.


                        Number of Unexercised               Value of Unexercised In-
                          Options Held                           the-Money Options
                         at December 31, 2001(1)            Held at December 31, 2001(1)
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

----------------
(1) Based upon the closing sales price of the Common Stock on December 31, 2001: $1.49.

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

         Directors of the Company who are eligible to serve on the Audit Committee and do not receive any compensation from the Company other than fees to which directors are entitled for their service on the Board of Directors ("Eligible Directors") are granted options to purchase 1,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and for each respective fiscal year thereafter, the date on which stockholders of the Company elect directors at an annual meeting of stockholders pursuant to the 2001 Directors Stock Option Plan. Eligible Directors are entitled to only one automatic option grant each calendar year.

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

         The Company entered into an employment agreement with Edward N. Epstein, effective January 1, 1996, for a three year period, which has been renewed by its terms, on a year-to-year basis, through December 31, 2001 at an annual compensation of $150,000, subject to cost-of-living adjustments. Mr. Epstein agrees to devote such time to the business and affairs of the Company as he believes is necessary for the operations of the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, as of the close of business on March 28, 2002, information as to those stockholders (other than members of the Company's management), which is known by the Company to beneficially own more than 5% of its outstanding Common Stock.

                                      No. of Shares
Name and Address                      Beneficially         Percentage
of Beneficial Owner                    Owned(1)             of Class
-------------------                   -------------        ----------

Estate of Herbert Berman(2)              113,440            7.2%
405 Lexington Avenue
New York, NY 10174

Allen Landers, M.D.
1385 York Avenue
New York, NY 10021                       101,520            6.4%

---------------
(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the 1934 Act. Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

(2) Excludes shares of Common Stock owned by the adult children of the late Herbert Berman.

OWNERSHIP BY MANAGEMENT

         The following table sets forth, as of March 28, 2002, the beneficial ownership of the Common Stock of the Company of (i) each director (including the Named Executives) of the Company, and (ii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.




                                                                Percentage of
   Name and Address of               Amount and Nature of        Outstanding
   Beneficial Owner(1)           Beneficial  Ownership(2)        Shares Owned
   -------------------           ------------------------        ------------

                                                  171,330
   Bert Sager                                      (3)(4)           10.4%


   Stephen A. Ollendorff                          610,380           34.8%
                                                   (5)(6)


   Edward N. Epstein                              385,800           23.6%
                                                (4)(5)(7)


   Paula Berliner                                  67,320            4.2%
                                                      (4)


   Ronald J. Manganiello                           57,278            3.6%
                                                      (8)


   Robert P. Freeman                               56,000            3.4%
                                                      (4)

                                                                Percentage of
   Name and Address of               Amount and Nature of        Outstanding
   Beneficial Owner(1)           Beneficial  Ownership(2)        Shares Owned
   -------------------           ------------------------        ------------


   Mark Auerbach                                        0             *


   George Farley                                        0             *


   All executive officers and                   1,038,236           54.0%
   directors as a group (9                      (3)(4)(5)
   persons)                                     (6)(7)(8)


------------------

*   Less than 1%

(1) Unless otherwise indicated, the address of all the Company's directors and executive officers is c/o the Company's principal executive offices at 1251 Avenue of the Americas, 45th Floor, New York, NY 10020-1104.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 28, 2002 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the Record Date have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Does not include 80 shares of Common Stock owned by Mr. Sager's spouse, as sole trustee of a trust formed by Mrs. Sager's mother, as to which Mr. Sager disclaims beneficial ownership.

(4) Includes the following shares that may be acquired upon exercise of options within 60 days from March 28, 2002: Mr. Sager - 64,000; Mr. Ollendorff - 120,000; Mr. Epstein - 48,000; Ms. Berliner - 28,000; Mr. Freeman - 40,000;
     and all directors and executive officers as group (9 persons) 336,000.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

      (a)    Exhibits:
             --------

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

      10.11 Consulting Agreement, dated as of January 1, 1999, between Paula Berliner and the Company - incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

      10.12 Consulting Agreement, dated as of January 1, 1999, between Bert Sager and the Company - incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

      10.13 2001 Performance  Equity Plan - incorporated by reference to Exhibit
10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

      10.13 2001  Directors  Stock  Option Plan -  incorporated  by reference to
Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

      21    List of subsidiaries of the Company.

      (b)   REPORTS ON FORM 8-K:

      There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACORN HOLDING CORP.
                                          (Registrant)

Dated:  March 29, 2002                    By: /s/Stephen A. Ollendorff
                                           ---------------------------------
                                           STEPHEN A. OLLENDORFF, Chairman
                                          of the Board and Chief Executive
                                          Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                            Date
---------                     -----                            ----

/s/Stephen A. Ollendorff      Chairman of the Board            March 29, 2002
-------------------------     Chief Executive Officer
STEPHEN A. OLLENDORFF         (Principal Executive
                              Officer), Secretary
                              and Director

/s/Edward N. Epstein          President and Chief              March 29, 2002
------------------------      Operating Officer;
EDWARD N. EPSTEIN             Director

/s/Larry V. Unterbrink        Treasurer (Principal             March 29, 2002
------------------------      Financial and Accounting
LARRY V. UNTERBRINK           Officer)

/s/Paula Berliner
------------------------      Director                         March 29, 2002
PAULA BERLINER

/s/Ronald J. Manganiello
------------------------      Director                         March 29, 2002
RONALD J. MANGANIELLO

/s/Bert Sager
------------------------      Director                         March 29, 2002
BERT SAGER

/s/Mark Auerbach
------------------------      Director                         March 29, 2002
MARK AUERBACH

/s/George Farley
------------------------      Director                         March 29, 2002
GEORGE FARLEY

   Financial Statements and Report of Independent Certified Public Accountants
                      ACORN HOLDING CORP. AND SUBSIDIARIES
                           December 31, 2001 and 2000

                                 C O N T E N T S


                                                                      Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.................... 3

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS...................................... 4

     CONSOLIDATED STATEMENTS OF INCOME................................ 5

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
        EQUITY AND COMPREHENSIVE INCOME............................... 6

     CONSOLIDATED STATEMENTS OF CASH FLOWS............................ 7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................... 8

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Acorn Holding Corp.


         We have audited the accompanying consolidated balance sheets of Acorn Holding Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Holding Corp. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP


Philadelphia, Pennsylvania
March 11, 2002

                                            Acorn Holding Corp. and Subsidiaries

                                                 CONSOLIDATED BALANCE SHEETS

                                                        December 31,



    ASSETS                                                                                       2001              2000
                                                                                             ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                                                                $ 1,476,244      $  1,012,124
    Investment securities                                                                         16,360           212,952
    Accounts receivable - trade                                                                  147,316           357,502
    Current portion of note receivable - employee                                                    -              40,000
    Inventories                                                                                2,135,351         2,454,583
    Prepaid expenses                                                                              30,284            18,396
    Deferred income tax asset                                                                        -              91,328
                                                                                               ---------        ----------

          Total current assets                                                                 3,805,555         4,186,885
                                                                                               ---------        ----------

MACHINERY AND EQUIPMENT, net of accumulated depreciation of
    $1,684,469 and $1,338,591 in 2001 and 2000, respectively                                   2,605,481         2,012,537
                                                                                               ---------        ----------

OTHER ASSETS
    Deposits                                                                                         -              61,200
    Other investments                                                                              9,108             9,108
    Goodwill, net of accumulated amortization of $812,537 and
       $727,007 in 2001 and 2000, respectively                                                    42,767           128,297
    Deferred income tax asset                                                                  1,236,718         1,224,374
                                                                                               ---------        ----------

                                                                                               1,288,593         1,422,979

                                                                                             $ 7,699,629      $  7,622,401
                                                                                              ==========       ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                         $   128,779      $    257,297
    Accrued expenses
      Salaries                                                                                   524,006           277,396
      Other                                                                                      197,765           143,950
    Deferred income                                                                                  -             225,000
                                                                                               ---------        ----------

          Total current liabilities                                                              850,550           903,643
                                                                                               ---------        ----------

STOCKHOLDERS' EQUITY
    Common stock                                                                                  16,273            16,273
    Additional paid-in capital                                                                11,847,860        11,847,860
    Accumulated deficit                                                                       (4,957,776)       (5,116,950)
    Accumulated other comprehensive income                                                         4,770                75
                                                                                               ---------        ----------
                                                                                               6,911,127         6,747,258
    Treasury stock, at cost                                                                      (62,048)          (28,500)
                                                                                               ---------        ----------

          Total stockholders' equity                                                           6,849,079         6,718,758
                                                                                               ---------        ----------

                                                                                             $ 7,699,629      $  7,622,401
                                                                                              ==========       ===========

                              The accompanying notes are an integral part of these statements.


                                            Acorn Holding Corp. and Subsidiaries

                                              CONSOLIDATED STATEMENTS OF INCOME

                                                   Year ended December 31,


                                                                                                 2001              2000
                                                                                             -----------      ------------
    Net sales                                                                                $ 5,514,092      $  7,068,689

    Cost of sales                                                                              4,312,853         4,727,708
                                                                                               ---------        ----------
                                                                                               1,201,239         2,340,981

    Market value of equipment received                                                           653,400                 -
                                                                                               ---------        ----------

    Gross profit                                                                               1,854,639         2,340,981

    Selling, general and administrative                                                        1,592,840         1,733,236
                                                                                               ---------        ----------

    Operating profit                                                                             261,799           607,745
                                                                                               ---------        ----------

    Other income (expense)
      Interest income                                                                             51,205            91,994
      Interest expense                                                                            (3,892)          (20,989)
      Other                                                                                      (17,805)          (14,255)
                                                                                               ---------        ----------
                                                                                                  29,508            56,750
                                                                                               ---------        ----------

    Income before income tax expense                                                             291,307           664,495

    Income tax expense                                                                           132,133           146,291
                                                                                               ---------        ----------

    Net income                                                                               $   159,174      $    518,204
                                                                                              ==========       ===========

    Earnings per share (basic and diluted)                                                   $      0.10      $       0.32
                                                                                              ==========       ===========

    Weighted average shares outstanding - basic                                                1,597,626         1,627,195
                                                                                               =========        ==========

    Weighted average shares outstanding - diluted                                              1,598,055         1,627,213
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



                                            Acorn Holding Corp. and Subsidiaries

                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  AND COMPREHENSIVE INCOME

                                           Years ended December 31, 2001 and 2000




                                                                                    Accumulated
                                                     Additional                        other
                                          Common       paid-in      Accumulated    comprehensive    Treasury
                                           stock       capital        deficit         income          stock       Total
                                        ----------  ------------- -------------- ----------------  ---------- ------------

Balance at December 31, 1999            $   16,273  $  11,847,860 $   (5,635,154)   $  (20,246)    $      -   $  6,208,733

Comprehensive income
Net income                                     -              -          518,204           -              -        518,204
Net unrealized gain on investments
    in securities available-for-sale           -              -              -          20,321            -         20,321
                                          --------    -----------   ------------      --------       --------   ----------
Total comprehensive income                                                                                         538,525
                                                                                                                ----------
Treasury shares purchased                      -              -              -             -          (28,500)     (28,500)
                                          --------    -----------   ------------      --------       --------   ----------

Balance at December 31, 2000                16,273     11,847,860     (5,116,950)           75        (28,500)   6,718,758

Comprehensive income
Net income                                     -              -          159,174           -              -        159,174
Net unrealized gain on investments
    in securities available-for-sale           -              -              -           4,695            -          4,695
                                                                                                                ----------
Total comprehensive income                                                                                         163,869
                                                                                                                ----------
Treasury shares purchased                      -              -              -             -          (33,548)     (33,548)
                                          --------    -----------   ------------      --------       --------   ----------

Balance at December 31, 2001            $   16,273  $  11,847,860 $   (4,957,776)   $    4,770     $  (62,048) $ 6,849,079
                                         =========   ============  =============     =========      =========   ==========











                               The accompanying notes are an integral part of this statement.


                                            Acorn Holding Corp. and Subsidiaries

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year ended December 31,




                                                                                                 2001              2000
                                                                                             -----------      ------------
Cash flows from operating activities
    Net income                                                                               $   159,174      $    518,204
    Adjustments to reconcile net income to net cash
       provided by operating activities
    Market value of equipment received                                                          (653,400)              -
    Depreciation and amortization                                                                431,408           407,367
    Deferred income taxes                                                                         78,984           143,810
    (Increase) decrease in assets
       Accounts receivable                                                                       210,186            (2,243)
       Inventories                                                                               319,232          (381,275)
       Prepaid expenses and other assets                                                         (11,888)            2,086
    Increase (decrease) in liabilities
       Accounts payable                                                                         (128,518)          404,331
       Accrued expenses                                                                          300,425           (39,909)
       Deferred income                                                                          (225,000)         (300,000)
                                                                                               ---------        ----------

          Net cash provided by operating activities                                              480,603           752,371
                                                                                               ---------        ----------

Cash flows from investing activities
    Purchase of machinery and equipment, including deposits                                     (224,222)         (563,248)
    Proceeds from redemption of investments                                                      201,287            15,970
    Note receivable payments received                                                             40,000           150,236
                                                                                               ---------        ----------

          Net cash provided by (used in) investing activities                                     17,065          (397,042)
                                                                                               ---------        ----------

Cash flows from financing activities
    Repayments from line of credit, net                                                              -            (150,000)
    Payment of long-term debt                                                                        -            (121,062)
    Purchase of treasury stock                                                                   (33,548)          (28,500)
                                                                                               ---------        ----------

          Net cash used in financing activities                                                  (33,548)         (299,562)
                                                                                               ---------        ----------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                                              464,120            55,767

Cash and cash equivalents at beginning of year                                                 1,012,124           956,357
                                                                                               ---------        ----------

Cash and cash equivalents at end of year                                                     $ 1,476,244      $  1,012,124
                                                                                              ==========       ===========

Supplemental disclosure of cash flow information
    Interest paid                                                                            $     3,892      $     20,989
                                                                                              ==========       ===========




                               The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000




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

    1.  Principles of Consolidation
        ---------------------------

    The consolidated financial statements include the accounts of Acorn and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

    2.  Use of Estimates
        ----------------

    In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results could differ from those estimates.

    3.  Concentration of Risk
        ---------------------

    Recticon provides its products to customers throughout the United States of America. Recticon performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Bad debt expense is not significant.

    4.  Cash and Cash Equivalents
        -------------------------

    Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.

    5.   Accounts Receivable
         -------------------

    The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when the determination is made.

    6.  Inventories
        -----------

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.


                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    7.  Machinery and Equipment
        -----------------------

    Machinery and equipment are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives. Maintenance and repair costs are charged to expense as incurred.

    8.  Deferred Income
        ---------------

    Deferred income is an amount received from customers in exchange for Recticon's commitment to provide certain quantities of product over periods extending through September 2001. The deferred amounts were amortized on a straight-line basis over the terms of the agreements.

    9.  Income Taxes
        ------------

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

    10. Earnings Per Share
        ------------------

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

    11. Goodwill
        --------

    Goodwill represents the excess of cost over the fair value of the net assets acquired for the purchase of Recticon. This excess is being amortized over a period of 10 years (see note B 14).

    12. Comprehensive Income
        --------------------

    The Company follows SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available-for-sale.


                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    13. Investments
        ------------

    The Company accounts for its investments in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Accordingly, the Company classifies its investments as available-for-sale, whereby net unrealized gains and losses, net of tax, are required to be recognized as a separate component of stockholders' equity.

    14. Recent Accounting Pronouncements
        --------------------------------

    On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

      o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

      o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

      o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

      o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

      o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

    The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual goodwill amortization of approximately $85,530 will no longer be recognized. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized upon the completion of the transitional testing, as a cumulative effect of a change in accounting principle.





                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long- lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR the IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

    15. Reclassifications
        -----------------

    Certain prior year financial statement amounts have been reclassified to conform to current year presentation.

NOTE C - INVESTMENT SECURITIES

    The amortized cost, unrealized gains and losses, and fair market value of the Company's available-for-sale investment securities at December 31, 2001 and 2000 are:

                                                                                        2001
                                                          ----------------------------------------------------------------
                                                                               Gross             Gross            Fair
                                                           Amortized        unrealized        unrealized            market
                                                             cost              gains            losses            value
                                                          -----------      ------------      -----------      ------------
       State and municipal obligations                    $    11,590      $      4,770      $       -        $     16,360
                                                           ==========       ===========       ==========       ===========

                                                                                        2000
                                                          ----------------------------------------------------------------
                                                                               Gross             Gross            Fair
                                                           Amortized        unrealized        unrealized            market
                                                             cost              gains            losses            value
                                                          -----------      ------------      -----------      ------------

       State and municipal obligations                    $   212,877      $         75      $       -        $    212,952
                                                           ==========       ===========       ==========       ===========

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000




NOTE C - INVESTMENT SECURITIES - Continued

    The following table lists the contractual maturities of investments as of December 31, 2001:

                                                                         Fair
                                                     Amortized          market
                                                       cost              value
                                                   -----------      ------------

       After ten years                             $    11,590      $     16,360
                                                    ----------       -----------

                                                   $    11,590      $     16,360
                                                    ==========       ===========

NOTE D - INVENTORIES

    Inventories consist of the following:
                                                       2001             2000
                                                   -----------      ------------

       Raw materials and supplies                  $   603,845      $    734,299
       Work in process                               1,108,525         1,434,710
       Finished goods                                  422,981           285,574
                                                     ---------        ----------

                                                   $ 2,135,351      $  2,454,583
                                                    ==========       ===========

NOTE E - CREDIT ARRANGEMENTS

    Recticon has available a $750,000 revolving line of credit which is due on demand. Interest is payable monthly at the prime rate (4.75% at December 31, 2001). The line is available through April 30, 2002, and is secured by Recticon's assets and is guaranteed by Acorn. At both December 31, 2001 and 2000, there was $750,000 available under the line of credit.

NOTE F - DEFERRED INCOME

    Recticon received nonrefundable payments from customers in exchange for its commitment to provide certain quantities of product over periods extending through September 2001. The payments received have been recorded as deferred income and are being amortized over the periods of the contracts. The sales price of the product to be delivered under the agreements is permitted to provide a gross profit not to exceed 35%. The customers are not required to purchase any amount of product under the agreements.

    The remaining deferred income of $225,000 as of December 31, 2000 was recognized as income during 2001.

NOTE G - INCOME TAXES

    The Company depreciates its machinery and equipment for income tax purposes at rates which vary from those used for financial reporting purposes. In addition, the Company has reported certain income for tax purposes which was being recognized over a period of years for financial statement purposes (note F).

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000




NOTE G - INCOME TAXES - Continued

    The income tax provision consists of the following:

                                                     2001             2000
                                                 -----------      ------------
       Current
          Federal                                $       -        $        -
          State                                       53,149            2,481
                                                   ---------        ----------

       Deferred
          Federal                                     63,187          109,986
          State                                       15,797           33,824
                                                   ---------        ----------
                                                      78,984          143,810
                                                   ---------        ----------

                                                 $   132,133      $   146,291
                                                  ==========       ===========

    Deferred tax assets (liabilities) consist of the following:

                                                     2001             2000
                                                 -----------      ------------

       Net operating loss carryforwards          $ 2,174,000      $  2,174,000
       Depreciation                                 (220,000)         (222,000)
       Deferred income                                   -              91,000
       Carrying value of assets                      364,000           385,000
       Note receivable                               192,000           192,000
       Other                                         124,000            92,000
                                                   ---------        ----------
                                                   2,634,000         2,712,000
       Less valuation allowance                    1,397,000         1,397,000
                                                   ---------        ----------

                                                 $ 1,237,000      $  1,315,000
                                                  ==========       ===========

    A valuation allowance has been established against the deferred tax assets of net operating loss carryforwards due to separate return limitations that are applicable to $1,397,000 of net operating losses. The remaining net operating loss carryforwards of $2,283,000 begin to expire in 2006.

    The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                           2001          2000
                                                       -----------    ----------

       Tax at statutory federal rate                        34.0%          34.0%
       State income taxes on subsidiary taxable
        income, net of federal benefits                      7.5            2.4
       Other                                                 3.9          (12.7)
                                                        --------       --------

                                                            45.4%          23.7%
                                                        ========       ========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000



NOTE H - COMMITMENTS

    Recticon leases its facilities under a lease agreement which expires on February 28, 2009. Minimum lease payments are as follows:

       Year ending December 31,

                 2002                                         $   120,000
                 2003                                             120,000
                 2004                                             120,000
                 2005                                             120,000
                 Thereafter                                       416,000
                                                                ---------

                                                              $   896,000
                                                               ==========

    Rental expense for 2001 and 2000 was $116,000 and $96,000, respectively.

NOTE I - CONCENTRATIONS

    For 2001, two customers of the Company accounted for 70% and 17% of sales, respectively. For 2000, three customers of the Company accounted for 51%, 27% and 11% of sales, respectively.

    For 2001, two vendors accounted for 25% and 20% of the Company's materials purchases, respectively. For 2001, two vendors accounted for 39% and 17% of the Company's materials purchases, respectively.

    Acorn and its subsidiaries maintain cash balances at financial institutions, mutual funds and brokerage accounts located throughout the United States of America. Accounts with financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Acorn periodically maintains balance in excess of these limits. Acorn believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE J - RELATED PARTY TRANSACTIONS

    During 2001 and 2000, Acorn and its subsidiaries paid a law firm, of which the Company's Chief Executive Officer and Chairman was of counsel, approximately $12,700 and $7,600, respectively, for reimbursement of expenses.

    For the years ended December 31, 2001 and 2000, Acorn paid consulting fees of $48,000 in each year to two of its former officers (currently Directors).

    Directors fees expense for each of the years ended December 31, 2001 and 2000 was $12,000.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000

NOTE K - EARNINGS PER SHARE

    The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                               Income                     Number of shares
                                             (numerator)                    (denominator)              Per share amount
                                    ---------------------------     ----------------------------    ----------------------
                                       2001             2000            2001            2000          2001          2000
                                    -----------     -----------     ------------    ------------    ---------    ---------

       Basic EPS
          Net income                $   159,174     $   518,204     $  1,597,626    $  1,627,195    $    0.10    $    0.32
                                     ==========      ==========      ===========     ===========     ========     ========

    Diluted EPS is not presented, as the effect of dilutive securities, consisting of options, has no impact.

    In 2001, 311,000 of the 363,000 options outstanding to purchase common stock (see note L) with an exercise price ranging from $2.13 to $5.48, were not included in the computation of diluted EPS because the option exercise price was greater than the average market price. In 2001, a total of 52,000 options with an exercise price of $1.30 were including in the diluted EPS calculation.

    In 2000, 356,400 of the 360,000 options outstanding to purchase common stock (see note L) with an exercise price ranging from $2.19 to $8.44, were not included in the computation of diluted EPS because the option exercise price was greater than the average market price. In 2000, a total of 3,600 options with an exercise price of $1.53 were included in the diluted EPS calculation.

NOTE L - STOCK OPTIONS

    The Company has issued stock options, under two plans, to various officers of the Company. In addition, the Company has issued stock options under a third plan to directors of the Company. The stock options were issued with exercise prices equal to the fair market value of the Company's common stock as of the date of grant and have a term of 10 years from the date of grant. The following is a summary of stock options outstanding at December 31, 2001 and 2000:

                                                                            2001                            2000
                                                                 --------------------------      --------------------------
                                                                                 Weighted                         Weighted
                                                                                  average                          average
                                                                                 exercise                         exercise
                                                                  Shares           price          Shares            price
                                                                 ---------       ---------       ---------       ---------

         Outstanding at January 1,                                 360,000       $    4.58         360,000       $    4.59
              Granted                                               58,200            1.39           3,600            1.53
              Cancelled                                             (3,200)          (1.53)         (3,600)          (2.27)
              Expired                                              (52,000)          (8.44)            -
                                                                 ---------                       ---------

         Outstanding at December 31,                               363,000            3.55         360,000            4.58
                                                                 =========                       =========

         Options exercisable at December 31,                       363,000            3.55         360,000            4.58
                                                                 =========                       =========


                                                         (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000




NOTE L - STOCK OPTIONS - Continued

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                              Options outstanding and exercisable
                                                                -----------------------------------------------------------
                                                                  Weighted                 Weighted
           Range of                                              remaining                  average                Exercise
         exercise price                                            shares              contractual life              price
         --------------                                         ------------           ----------------            --------
         $1.30                                                      52,000               10.0 years                  $1.30
         $2.13                                                       6,200                9.4 years                  $2.13
         $2.19                                                      48,000                3.9 years                  $2.19
         $2.27                                                      20,800                6.9 years                  $2.27
         $2.90                                                      20,000                2.8 years                  $2.90
         $3.95                                                      40,000                5.4 years                  $3.95
         $4.60 - $5.48                                             176,000                1.4 years                  $4.77
                                                                 ---------

                                                                   363,000
                                                                 =========

    The stock option agreements, as amended on March 2, 1999, state that outstanding options can be exercised at a price of $3.125 in the event of a "change in control," as defined in the agreements. Assuming these shares were exercised, there would be no material impact on EPS.

    The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 2001 and 2000 would have reflected the pro forma amounts indicated below:

                                                                                                 2001             2000
                                                                                             -----------      ------------
       Net earnings
          As reported                                                                        $   159,174      $    518,204
          Pro forma                                                                              112,547           515,047

       EPS
          As reported                                                                        $      0.10      $       0.32
          Pro forma                                                                                 0.07              0.32

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before January 1, 1998. The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal year 2001 and 2000: expected volatility of 97.6% and 86%, risk-free interest rate of 5.09% and 5.24%, and expected life of 10 years. The weighted average fair value of options granted during fiscal year 2001 and 2000 was $1.49 and $1.53, respectively.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2001 and 2000



NOTE M - COMMON STOCK

    At December 31, 2001 and 2000, the Company had 20,000,000 shares of $0.01 par value common stock authorized. At December 31, 2001, 1,627,362 shares were issued and 1,585,646 shares were outstanding. At December 31, 2000, 1,627,362 shares were issued and 1,608,362 shares were outstanding.

    During 2001 and 2000, the Company repurchased 22,716 and 19,000 shares of its common stock, respectively, through the open market.

NOTE N - SEGMENT INFORMATION

    The Company is a holding company which owns and operates one subsidiary which manufactures monocrystalline silicon wafers used in the microelectronics industry. The Company considers its business to consist of one reportable operating segment.

NOTE O - CONTINGENCIES

    The Company is involved in legal and administrative proceedings and claims of various types during the ordinary course of business. While any litigation contains an element of uncertainty, management does not expect these legal matters will have a material adverse effect on the Company's results of operations or financial position.

NOTE P - MARKET VALUE OF EQUIPMENT RECEIVED

    In December 1995 and January 1996, Recticon entered into two agreements with two of its customers requiring the construction and maintenance of two crystal-growing furnaces and all of the necessary related equipment. The construction and maintenance of these furnaces and related equipment were financed in full by the two customers in exchange for a set production of silicon wafers to be delivered to each customer over the next five full years. During 2001, these agreements expired and, per the terms of the agreements, Recticon was assigned title to the furnaces and related equipment from the two customers as compensation for fulfilling its commitments under the contracts. Individual bills of sale were signed for each furnace and related equipment in September and December 2001, thus changing title of ownership to Recticon. At this time, Recticon obtained third-party quotations for each of the furnaces and related equipment to determine the fair market value of the machines, amounting to $653,400. This amount is included in property, plant and equipment at December 31, 2001 and income for the year ended December 31, 2001.


NOTE Q - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                            Year ended December 31, 2001
                                                        ------------------------------------------------------------------
                                                                                                Net           Diluted net
                                                                            Operating          income        income (loss)
                                                           Revenues          profit            (loss)          per share
                                                        -------------     -------------    -------------     -------------

       1st Quarter                                      $   2,134,594     $     196,441    $     119,066        $  0.07
       2nd Quarter                                          1,551,326           (35,207)         (11,623)         (0.01)
       3rd Quarter                                            988,802          (289,857)        (293,914)         (0.18)
       4th Quarter                                            839,370           390,422          345,645           0.20
                                                          -----------       -----------      -----------          -----

       Total                                            $   5,514,092     $     261,799    $     159,174        $   .10
                                                         ============      ============     ============         ======


                                                                            Year ended December 31, 2000
                                                        ------------------------------------------------------------------
                                                                                                              Diluted net
                                                                            Operating            Net            income
                                                           Revenues          profit            income          per share
                                                        -------------     -------------    -------------     -------------

       1st Quarter                                      $   1,639,551     $      79,433    $      46,978        $  0.03
       2nd Quarter                                          1,848,156           159,934          120,800           0.07
       3rd Quarter                                          1,746,766            (6,453)           1,736             -
       4th Quarter                                          1,834,216           374,831          348,690           0.21
                                                          -----------       -----------      -----------          -----

       Total                                            $   7,068,689     $     607,745    $     518,204        $   .32
                                                         ============      ============     ============         ======
