Form 10QSB
period 2002-03-31
ACORN HOLDING CORP
filed 2002-05-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           March 31, 2002
                                                  --------------

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

--------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,585,642 shares of common stock, $.01 par value, as of May 14, 2002 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED INTERIM BALANCE SHEETS


                                                      March 31,     December 31,
                                                        2002           2001
                                                    -----------    -------------
                                                    (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                      $ 1,216,333      $ 1,476,244
    Investment securities                               15,880           16,360
    Accounts receivable - trade                        169,016          147,316
    Inventories                                      2,030,528        2,135,351
    Prepaid expenses                                    92,179           30,284
                                                   -----------      -----------

          Total current assets                       3,523,936        3,805,555
                                                   -----------      -----------

MACHINERY AND EQUIPMENT, net of
    accumulated depreciation of
    $1,796,653 and $1,684,469,
    respectively                                     2,705,227        2,605,481
                                                   -----------      -----------

OTHER ASSETS
    Other investments                                    9,108            9,108
    Goodwill                                            42,767           42,767
    Deferred income tax asset                        1,255,546        1,236,718
                                                   -----------      -----------
                                                     1,307,421        1,288,593
                                                   -----------      -----------

                                                   $ 7,536,584      $ 7,699,629
                                                   ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                               $    80,372      $   128,779
    Accrued expenses
       Salaries and bonuses                            586,645          524,006
       Other                                           176,479          197,765
                                                   -----------      -----------

          Total current liabilities                    843,496          850,550
                                                   -----------      -----------

STOCKHOLDERS' EQUITY
    Common stock                                        15,927           16,273
    Additional paid-in capital                      11,796,352       11,847,860
    Accumulated deficit                             (5,112,014)      (4,957,776)
    Accumulated other comprehensive income               3,017            4,770
                                                   -----------      -----------
                                                     6,703,282        6,911,127
    Treasury stock, at cost                            (10,194)         (62,048)
                                                   -----------      -----------

          Total stockholders' equity                 6,693,088        6,849,079
                                                   -----------      -----------

                                                   $ 7,536,584      $ 7,699,629
                                                   ===========      ===========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                 CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

                          Three months ended March 31,
                                  (unaudited)


                                                      2002              2001
                                                  -------------    -------------

Net sales                                          $  1,204,808     $  2,134,594
                                                   ------------     ------------

Costs and expenses
Cost of sales                                         1,022,824        1,476,738
Selling, general and administrative                     388,030          461,415
                                                   ------------     ------------
                                                      1,410,854        1,938,153
                                                   ------------     ------------

Operating (loss) profit                                (206,046)         196,441
                                                   ------------     ------------

Interest income                                           3,329           13,554

(Loss) income before income tax expense                (202,717)         209,995

Income tax (benefit) expense                            (48,479)          90,929
                                                   ------------     ------------

Net (loss) income                                  $   (154,238)    $    119,066
                                                   ============     ============

(Loss) earnings per share (basic and diluted)       $     (0.10)    $       0.07
                                                   ============     ============

Weighted average shares outstanding - basic           1,585,642        1,627,195
                                                   ============     ============

Weighted average shares outstanding - diluted         1,585,642        1,627,213
                                                   ============     ============







The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENT OF CHANGES IN
                 STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

               From January 1, 2002 to March 31, 2002 (unaudited)


                                                                                       Accumulated
                                                      Additional                          other
                                      Common           paid-in        Accumulated     comprehensive     Treasury
                                       stock           capital          deficit          income           stock          Total
                                    -----------      ------------    -------------    -------------    ----------    -------------


Balance at January 1, 2002          $    16,273      $ 11,847,860    $ (4,957,776)     $    4,770     $ (62,048)     $ 6,849,079

Comprehensive income (loss)
    Net loss                                  -                 -        (154,238)              -             -         (154,238)
    Net unrealized loss on
      investments in securities
      available-for-sale                      -                 -               -          (1,753)            -           (1,753)
                                                                                                                     -----------
    Total comprehensive loss                                                                                            (155,991)
                                                                                                                     -----------

Treasury shares retired                    (346)          (51,508)              -               -        51,854                -
                                    -----------      ------------    ------------     -----------     ---------      -----------

Balance at March 31, 2002           $    15,927      $ 11,796,352    $ (5,112,014)     $    3,017     $ (10,194)     $ 6,693,088
                                    ===========      ============    ============     ===========     =========      ===========



The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                 CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                  (unaudited)




                                                         2002             2001
                                                      ----------      ----------

Cash flows from operating activities
  Net (loss) income                                 $ (154,238)      $  119,066
  Adjustments to reconcile net income to net cash
      Used in operating activities
   Depreciation and amortization                       112,184          109,879
   Deferred income taxes (benefit)                     (18,828)          74,790
   (Increase) decrease in assets
      Accounts receivable                              (21,700)        (303,783)
      Inventories                                      104,823           42,155
      Prepaid expenses and other assets                (61,895)         (60,543)
   Increase (decrease) in liabilities
      Accounts payable                                 (48,407)         (19,050)
      Accrued expenses                                  41,353           96,034
      Deferred income                                        -          (75,000)
                                                     ---------        ---------

         Net cash used in operating activities         (46,708)         (16,452)
                                                     ---------       ----------

Cash flows from investing activities
  Purchase of machinery and equipment,
   including deposits                                 (211,930)        (158,640)
  Proceeds from redemption of investments               (1,273)          (1,743)
  Note receivable payments received                          -           40,000
                                                     ---------       ----------

         Net cash used in investing activities        (213,203)        (120,383)
                                                     ---------       ----------

Cash flows from financing activities
  Proceeds from line of credit                               -          150,000
  Purchase of treasury stock                                 -          (18,854)
                                                     ---------       ----------

         Net cash provided by financing activities           -          131,146
                                                     ---------       ----------

         NET DECREASE IN CASH AND
            CASH EQUIVALENTS                          (259,911)          (5,689)

Cash and cash equivalents at beginning of period     1,476,244        1,012,124
                                                     ---------       ----------

Cash and cash equivalents at end of period        $  1,216,333      $ 1,006,435
                                                  ============      ===========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)


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

NOTE B - BASIS OF PRESENTATION

         Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 2001 balance sheet has been derived from the audited financial statements contained in the 2001 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. The Company is in the process of adopting this statement. As of December 31, 2001, the beginning of fiscal 2002, the Company no longer amortizes goodwill. The Company's goodwill is subject to an annual impairment test, using a two-step process. If impairment losses are required to be recognized upon the initial application of this statement, they would be accounted for as a cumulative effect of the change in accounting principles. The Company has not yet completed the impairment tests prescribed by the Statement, but the Company does not believe the adoption of Statement No. 142 will have a significant impact on the Company's consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Sales for the three-month period ended March 31, 2002 decreased $929,786 from the three-month period ended March 31, 2001. The Company realized an operating loss for the three months ended March 31, 2002 of $206,046 as compared to an operating profit of $196,411 for the three months ended March 31, 2001. The principal reason for the decrease was the lower demand for the Company's products. However, due to the economic slowdown in the industry, the outlook for the next several months is uncertain.

         Although the business in which the Company is engaged is highly competitive and cyclical in nature, the Company believes that it has sufficient short-term and long-term liquidity either from cash on hand, credit arrangements or cash flow from operations.

         Sales of the Company's products will primarily depend upon, among other things: (i) demand for the existing product line, especially among its two customers; (ii) pricing level and competition; and (iii) the cyclical nature of the Company's business.

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

                                    PART II
                               OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         N/A

     (b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed by the Company filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACORN HOLDING CORP.



Date: May 14, 2002
                                       /s/ Larry V. Unterbrink
                                       --------------------------------------
                                       Larry V. Unterbrink, Treasurer
                                       (Principal Financial and
                                       Accounting Officer)



                                       /s/ Stephen A. Ollendorff
                                       -------------------------------------
                                       Stephen A. Ollendorff,
                                       Chairman, Chief Executive Officer,
                                       and Secretary