Form 10QSB
period 2002-06-30
ACORN HOLDING CORP
filed 2002-08-14
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                   June 30, 2002
                                                          ______________________

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to
                                      _________                       _________

                          Commission File No. 811-08469

                               ACORN HOLDING CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       59-2332857

--------------------------------------------------------------------------------
(State or other jurisdiction                 (IRS  Employer Identification No.)
of incorporation or organization)

               599 Lexington Avenue, New York, New York 10022-6030

--------------------------------------------------------------------------------
       (Address of principal executive offices)                      (Zip code)

Issuer's telephone number, including area code           (212) 536-4089
                                                      ____________________
     1251 Avenue of the Americas, 45th Floor, New York, New York 10020-1104

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                  Yes            X               No
                           _____________             ____________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,585,642 shares of common stock, $.01 par value, as of August 13, 2002 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries

                       CONSOLIDATED INTERIM BALANCE SHEETS

                                              June 30,           December 31,
                                                2002                 2001
                                           -------------        --------------
          ASSETS                            (unaudited)
                                             ---------

CURRENT ASSETS
    Cash and cash equivalents               $  1,116,237         $ 1,476,244
    Investment securities                         15,094              16,360
    Accounts receivable - trade                  188,788             147,316
    Inventories                                2,174,280           2,135,351
    Prepaid expenses                              92,192              30,284
                                            ------------         -----------

          Total current assets                 3,586,591           3,805,555
                                            ------------         -----------

MACHINERY AND EQUIPMENT, net of
 accumulated depreciation of
 $1,911,204 as of June 30, 2001 and
 $1,684,469 as of December 31, 2001            2,613,981           2,605,481
                                            ------------         -----------

OTHER ASSETS
    Other investments                              9,108               9,108
    Deposits                                     130,000                 -
    Goodwill                                      42,767              42,767
    Deferred income tax asset                  1,255,546           1,236,718
                                            ------------         -----------
                                               1,437,421           1,288,593
                                            ------------         -----------

                                            $  7,637,993         $ 7,699,629
                                            ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                             139,496             128,779
    Accrued expenses
       Deferred compensation                     649,284             524,006
       Other                                     150,287             197,765
    Due to bank                                  200,000                 -
                                            ------------         -----------

          Total current liabilities            1,139,067             850,550
                                            ------------         -----------

STOCKHOLDERS' EQUITY
    Common stock                                  15,927              16,273
    Additional paid-in capital                11,796,352          11,847,860
    Accumulated deficit                       (5,307,855)         (4,957,776)
    Accumulated other comprehensive income         4,696               4,770
                                            ------------         -----------
                                               6,509,120           6,911,127
    Treasury stock, at cost                      (10,194)            (62,048)
                                            ------------         -----------

          Total stockholders' equity           6,498,926           6,849,079
                                            ------------         -----------

                                            $  7,637,993         $ 7,699,629
                                            ============         ===========

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                          -----------------------------     ------------------------------
                                                             2002              2001              2002             2001
                                                          ------------     ------------     -------------    -------------
Net sales                                                 $ 1,034,620      $  1,551,326      $ 2,239,428      $  3,685,920
                                                          ------------     -------------     ------------    -------------
Costs and expenses
    Cost of sales                                             867,278         1,171,106        1,890,102        2,647,844
    Selling, general and administrative                       365,294           415,427          753,324          876,842
                                                          ------------     -------------     ------------    -------------
                                                            1,232,572         1,586,533        2,643,426        3,524,686
                                                          ------------     -------------     ------------    -------------
Operating (loss) profit                                      (197,952)          (35,207)        (403,998)         161,234
                                                          ------------     -------------     ------------    -------------
Other income
    Interest income                                             2,111            13,995            5,440           27,549
                                                          ------------     -------------     ------------    -------------
                                                                2,111            13,995            5,440           27,549
                                                          ------------     -------------     ------------    -------------
(Loss) income before income tax expense                      (195,841)          (21,212)        (398,558)         188,783

Income tax (benefit) expense                                     -               (9,589)         (48,479)          81,340
                                                          ------------     -------------     ------------    -------------
Net (loss) income                                         $  (195,841)     $    (11,623)     $  (350,079)    $    107,443
                                                          ============     =============     ============    =============
(Loss) earnings per share (basic and diluted)             $     (0.12)      $     (0.01)      $    (0.22)     $      0.07
                                                          ============     =============     ============    =============
Weighted average shares outstanding - basic                 1,585,642         1,627,195        1,585,642         1,627,195
                                                          ============     =============     ============    =============
Weighted average shares outstanding - diluted               1,585,642         1,627,213        1,585,642         1,627,213
                                                          ============     =============     ============    =============


                      Acorn Holding Corp. and Subsidiaries

        CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                From January 1, 2002 to June 30, 2002 (unaudited)


                                                                                    Accumulated
                                                     Additional                        other
                                          Common       paid-in      Accumulated    comprehensive    Treasury
                                           stock       capital        deficit         income          stock       Total
                                        ----------  ------------- ---------------  -------------  ------------ ------------
Balance at January 1, 2002              $   16,273  $  11,847,860  $  (4,957,776)   $    4,770     $  (62,048)  $ 6,849,079

Comprehensive income (loss)

  Net loss                                     -              -         (350,079)          -              -        (350,079)

   Net unrealized gain on investments
    in securities available-for-sale           -              -              -             (74)           -             (74)
                                                                                                                ------------
   Total comprehensive loss                                                                                        (350,153)
                                                                                                                ------------
Treasury shares retired                       (346)       (51,508)           -             -          (51,854)         -
                                        ----------  -------------  --------------   ----------     -----------  ------------
Balance at June 30, 2002                $   15,927  $  11,796,352  $  (5,307,855)   $    4,696     $  (10,194)  $ 6,498,926
                                        ==========  =============  ==============   ==========     ===========  ============


                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                            Six months ended June 30,
                                   (unaudited)




                                                        2002          2001
                                                    ------------  -------------
Cash flows from operating activities
    Net (loss) income                               $  (350,079)  $    107,443
    Adjustments to reconcile net (loss) income
      to net cash used in operating activities
       Depreciation and amortization                    226,735        222,454
       Deferred income taxes                            (18,828)        58,962
       (Increase) decrease in assets
          Accounts receivable                           (41,472)        52,091
          Inventories                                   (38,929)       225,130
          Prepaid expenses and other assets             (61,908)       (45,351)
       Increase (decrease) in liabilities
          Accounts payable                               10,717        (64,039)
          Accrued expenses                               77,800        178,345
                                                    ------------  -------------
              Net cash provided by operating
               activities                              (195,964)       585,035
                                                    ------------  -------------
Cash flows from investing activities
    Purchase of machinery and equipment,
    including deposits                                 (365,235)      (224,223)
    Purchase of investments                               1,192            167
    Note receivable payments received                       -           40,000
                                                    ------------  -------------
              Net cash used in investing
               activities                              (364,043)      (184,056)
                                                    ------------  -------------
Cash flows from financing activities
    Proceeds from bank                                  200,000            -
    Purchase of treasury stock                              -          (18,854)
                                                    ------------  -------------
              Net cash used in financing
               activities                               200,000        (18,854)
                                                    ------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS              (360,007)       382,125

Cash and cash equivalents at beginning of period      1,476,244      1,012,124
                                                    ------------  -------------
Cash and cash equivalents at end of period          $ 1,116,237   $  1,394,249
                                                    ============  =============

                      Acorn Holding Corp. and Subsidiaries

             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                  June 30, 2002

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

NOTE B - BASIS OF PRESENTATION

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 2001 balance sheet has been derived from the audited financial statements contained in the 2001 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

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

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, constructions or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

NOTE D - RECONCILIATION OF EARNINGS (LOSS)

The following schedule reconciles the net income or (loss) for 2001 to comparable amounts for 2002 as a result of the elimination of amortization of goodwill as of January 1, 2002:

                                 Three months ended           Six months ended
                                      June 30                      June 30
                                 2002        2001            2002          2001
                                 ----        ----            ----          ----

Net income (loss)              (195,841)    (11,623)       (350,079)     107,443
Add amortization of goodwill          -      21,382               -       42,764
                               ---------    --------       ---------     -------
Reconciled net income (loss)   (195,841)      9,759        (350,079)     150,207
                               =========    ========       =========     =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      Sales for the three-month period ended June 30, 2002 decreased $516,706 from the three-month period ended June 30, 2002 while sales for the six month period ended June 30, 2002 decreased $1,446,492 from the six month period ended June 30, 2001. The Company realized an operating loss for the three months ended June 30, 2002 of $(197,952) and an operating loss of $(403,998) for the six month period ended June 30, 2002 as compared to an operating loss of $(35,027) and an operating profit of $161,234, respectively, over the comparable prior year periods.

      Although the business in which the Company is engaged is highly competitive and cyclical in nature, the Company believes it has sufficient liquidity from cash on hand, credit arrangements and cash flow from operations to sustain operations for the ensuing twelve months. Recticon Enterprises, Inc., the Company's wholly owned subsidiary has a line of credit of $1,250,000 with the Sovereign Bank with interest at the floating prime rate. The line is fully secured by all of the assets of Recticon and is guaranteed by the Company. $200,000 of said line has been drawn down, as of June 30, 2002, in order to finance the acquisition of certain equipment. Recticon is in full compliance with all of the covenants of the loan. Recticon does not anticipate any further capital expenditures other than replacement of equipment and parts in the normal course of business.

      Sales of the Company's products will primarily depend upon, among other things: (i) demand for the existing product line, especially among its principal two customers; (ii) pricing level and competition; and (iii) the cyclical nature of the Company's business.

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


                                     PART II
                                OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

      There were no reports on Form 8-K filed by the Company filed during the quarter ended June 30, 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ACORN HOLDING CORP.



Date: August 14, 2002
                                            /s/ Larry V. Unterbrink
                                            -----------------------------------
                                            Larry V. Unterbrink, Treasurer
                                            (Principal Financial and
                                            Accounting Officer)



                                            /s/ Stephen A. Ollendorff
                                            -----------------------------------
                                            Stephen A. Ollendorff,
                                            Chairman, Chief Executive Officer,
                                            and Secretary