Form 10QSB
period 2002-09-30
ACORN HOLDING CORP
filed 2002-11-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            September 30, 2002
                                                ______________________

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

               599 Lexington Avenue, New York, New York 10022-6030

--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip code)

Issuer's telephone number, including area code         (212) 536-4089
                                                            ____________________
                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing  requirements for the past 90 days.

                Yes             X       No
                        _____________           ____________

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,573,942 shares of common stock, $.01 par value, as of November 14, 2002 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,   December 31,

                                                        2002          2001
                                                   ------------    ------------
       ASSETS                                       (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                       $    848,460    $  1,476,244
   Investment securities                                 14,964          16,360
   Accounts receivable - trade                           62,442         147,316
   Inventories                                        2,005,015       2,135,351
   Prepaid expenses                                      61,583          30,284
                                                   ------------    ------------
       Total current assets                           2,992,464       3,805,555
                                                   ------------    ------------
MACHINERY AND EQUIPMENT, net of accumulated
   depreciation of $2,033,349 as of September 30,
   2002 and $1,684,469 as of December 31, 2001        2,850,171       2,605,481
                                                   ------------    ------------
OTHER ASSETS
   Other investments                                      9,108           9,108
   Deposits                                              28,000               -
   Goodwill                                                   -          42,767
   Deferred income tax asset                                  -       1,236,718
                                                   ------------    ------------
                                                         37,108       1,288,593
                                                   ------------    ------------
                                                   $  5,879,743    $  7,699,629
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $    127,196    $    128,779
   Accrued expenses
     Deferred compensation                              725,963         524,006
     Other                                               89,960         197,765
   Due to bank                                          200,000               -
                                                   ------------    ------------
       Total current liabilities                      1,143,119         850,550
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
   Common stock                                          15,856          16,273
   Additional paid-in capital                        11,786,229      11,847,860
   Accumulated deficit                               (7,055,214)     (4,957,776)
   Accumulated other comprehensive income                 3,374           4,770
                                                   ------------    ------------
                                                      4,750,245       6,911,127
   Treasury stock, at cost                              (13,621)        (62,048)
                                                   ------------    ------------
       Total stockholders' equity                     4,736,624       6,849,079
                                                   ------------    ------------
                                                   $  5,879,743    $  7,699,629
                                                   ============    ============

The accompanying notes are an integral part of these statements.

                                     Acorn Holding Corp. and Subsidiaries

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                              Three months ended                   Nine months ended
                                      -------------------------------       --------------------------------
                                                 September 30,                       September 30,
                                          2002              2001                2002                2001
                                      ------------       ------------       ------------        ------------

Net sales                             $   887,903        $   988,802        $ 3,127,331         $ 4,674,722
                                      ------------       ------------       ------------        ------------

Costs and expenses
   Cost of sales                          974,453            906,006          2,864,555           3,553,850
   Selling, general and
   administrative                         350,525            372,653          1,103,849           1,249,495
                                      ------------       ------------       ------------        ------------
                                        1,324,978          1,278,659          3,968,404           4,803,345
                                      ------------       ------------       ------------        ------------
Operating profit (loss)                  (437,075)          (289,857)          (841,073)           (128,623)
                                      ------------       ------------       ------------        ------------

Other income
   Interest (expense) income                 (380)            14,027              5,060              41,576
                                      ------------       ------------       ------------        ------------
                                             (380)            14,027              5,060              41,576
                                      ------------       ------------       ------------        ------------

Loss before income tax expense           (437,455)          (275,830)          (836,013)            (87,047)

Income tax expense                      1,267,137             18,084          1,218,658              99,424
                                      ------------       ------------       ------------        ------------

Loss before cumulative effect
   of a change in accounting
   principle                           (1,704,592)          (293,914)        (2,054,671)           (186,471)

Cumulative effect of a change
   in accounting principle                      -                  -             42,767                   -
                                      ------------       ------------       ------------        ------------

Net loss                              $(1,704,592)       $  (293,914)       $(2,097,438)        $  (186,471)
                                      ============       ============       ============        ============
Loss per share before change in
   accounting principle (basic and
   diluted)                           $     (1.08)        $    (0.18)       $     (1.32)              (0.12)

Cumulative effect of change in
   accounting principle
   (basic and diluted)                $          -        $         -       $     (0.02)         $         -
                                      ------------       ------------       ------------        ------------
Loss per share before change in
   accounting principle (basic
   and diluted)                       $     (1.08)        $    (0.18)       $     (1.32)         $    (0.12)

Weighted average shares outstanding
   - basic                              1,578,500          1,595,742          1,584,400            1,599,009
                                      ============       ============       ============        ============
Weighted average shares outstanding
   - diluted                            1,578,500          1,595,742          1,584,400            1,599,009
                                      ============       ============       ============        ============

The accompanying notes are an integral part of these statements.

                                                      3


                                                Acorn Holding Corp. and Subsidiaries

                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME

                                       From January 1, 2002 to September 30, 2002 (Unaudited)


                                                                                         Accumulated
                                                          Additional                        other
                                             Common        paid-in        Accumulated   comprehensive   Treasury
                                              stock        capital          deficit        income        stock          Total
                                             -------     -----------     ------------   -------------  ---------    -----------

Balance at January 1, 2002                  $16,273      $11,847,860     $(4,957,776)     $ 4,770      $(62,048)     $6,849,079

Comprehensive income (loss)

   Net loss                                                               (2,097,438)                                (2,097,438)

   Net unrealized loss on investments
     in securities available-for-sale                                                      (1,396)                       (1,396)
                                                                                                                     -----------

   Total comprehensive loss                                                                                          (2,098,834)
                                                                                                                     -----------

Treasury shares purchased                                                                               (13,621)        (13,621)

Treasury shares retired                        (417)         (61,631)                                    62,048               -
                                             -------     -----------     ------------   -------------  ---------    -----------

Balance at  September 30, 2002              $15,856      $11,786,229     $(7,055,214)     $ 3,374      $(13,621)     $4,736,624
                                            ========     ===========     ============     ===========  =========     ==========

The accompanying notes are an integral part of this statement.



                              Acorn Holding Corp. and Subsidiaries

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Nine months ended September 30,
                                          (Unaudited)


                                                                    2002           2001
                                                               ------------   ------------
 Cash flows from operating activities
   Net loss                                                    $(2,097,438)   $  (186,471)
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
     Depreciation and amortization                                 348,880        336,069
     Deferred income taxes                                       1,236,718         84,299
     Non-cash charge due to change in accounting principle          42,767              -
     (Increase) decrease in assets
       Accounts receivable                                          84,874        206,471
       Inventories                                                 130,336        375,882
       Prepaid expenses and other assets                           (31,299)       (26,223)
     Increase (decrease) in liabilities
       Accounts payable                                             (1,583)      (190,126)
       Accrued expenses - deferred compensation                    201,957        184,959
       Accrued expenses - other                                   (107,805)         7,014
       Deferred income                                                   -       (225,000)
                                                               ------------   ------------
         Net cash (used in) provided by operating activities      (192,593)       566,874
                                                               ------------   ------------

Cash flows from investing activities
   Purchase of machinery and equipment, including deposits        (621,570)      (224,225)
   Proceeds from redemption of investments                               -        197,878
   Note receivable payments received                                     -         40,000
                                                               ------------   ------------

         Net cash (used in) provided by investing activities      (621,570)        13,653
                                                               ------------   ------------
Cash flows from financing activities
   Proceeds from line of credit                                    200,000              -
   Purchase of treasury stock                                      (13,621)       (18,854)
                                                               ------------   ------------

         Net cash provided by (used in) financing activities       186,379        (18,854)
                                                               ------------   ------------

         NET (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                                      (627,784)       561,673

Cash and cash equivalents at beginning of period                 1,476,244      1,012,124
                                                               ------------   ------------

Cash and cash equivalents at end of period                     $   848,460    $ 1,573,797
                                                               ============   ============

The accompanying notes are an integral part of these statements.


                      Acorn Holding Corp. and Subsidiaries

             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)



NOTE A - ORGANIZATION AND PURPOSE

Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983. Acorn is a holding company for it's wholly-owned subsidiaries, Recticon Enterprises, Inc. (Recticon) and Automotive Industries, Inc. (Automotive). Recticon is organized to engage in the business of manufacturing and processing of silicon wafers for the semi conductor industry. Automotive is an inactive subsidiary.

NOTE B - BASIS OF PRESENTATION

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 2001 balance sheet has been derived from the audited financial statements contained in the 2001 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

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

As of December 31, 2001, the beginning of fiscal 2002, the Company no longer amortizes goodwill. The Company's goodwill is subject to an annual impairment test, using a two-step process. If impairment losses are required to be recognized upon the initial application of this statement, they would be accounted for as a cumulative effect of the change in accounting principles. The Company has completed the transitional impairment tests prescribed by the Statement, with goodwill impairment recorded during the third quarter and as of January 1, 2002. (See Note D, Change in Accounting Principle)

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 applies to all entities, including rate-regulated entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, constructions or development and (or) normal operations of the long- lived asset. The application of this Statement is not limited to certain specialized industries, such as the

                                   (Continued)


                      Acorn Holding Corp. and Subsidiaries

       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2002

                                   (Unaudited)



NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

In April 2002, SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 13, and Technical Correction", was issued. This standard changes the accounting principles governing extraordinary items by, among other things, providing more definitive criteria for extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS 146 are to be applied prospectively after adoption date, the Company cannot determine the potential effects that the adoption of SFAS 146 will have on its financial statements.

                      Acorn Holding Corp. and Subsidiaries

                               September 30, 2002

                                   (Unaudited)


NOTE D - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." In connection with the adoption, we discontinued approximately $85,500 in annual amortization of goodwill. SFAS 142 also requires companies to test intangibles for impairment on an annual basis. The Company performed it's transitional testing under SFAS 142 pertaining to its evaluation of goodwill, and determined that there was an impairment issue. The impairment of $42,767, was recorded as a cumulative effect of a change in accounting principle as proscribed by SFAS 142.

Under the provisions of SFAS 142, the Company was required to complete the first phase of the goodwill transitional impairment test within six months of adopting the new standard or by June 30, 2002 and the final phase of the transitional test before the end of the year of adoption, or December 31, 2002. The Company reviewed the value of it's subsidiary, Recticon and determined due to the continued decline in earnings and the need for increasing sales to secure long term liquidity, that there was an impairment loss of $42,767. This charge represented a complete write-off of the remaining goodwill associated with the acquisition of Recticon.

The following schedule reconciles the net loss for 2001 to comparable amounts for 2002 as a result of the elimination of amortization of goodwill as of January 1, 2002:

                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                  ---------------------   ---------------------
                                   2002        2001        2002        2001
                                  ---------   ---------   --------    ---------
   Net loss                      $(431,562)  $(293,914)  $(761,855)  $(186,471)
   Add amortization of goodwill         -       21,382          -       42,767
                                  ---------   ---------   ---------   ---------
   Reconciled loss               $(431,562)  $(272,532)  $(761,855)  $(122,325)
                                  =========   =========   =========   =========

The total impairment charge is considered a change in accounting principle, and the cumulative effect of adopting SFAS 142 on our first quarter's results is provided below:

                                                                      Basic and
diluted
                                                                        loss per
                                                                        --------
share
-----

   Net loss as reported for the three months ended
     March 31, 2002                 $
                                                         $(154,238)      (0.10)
   Less: cumulative effect of change in accounting
     principle                                              42,767       (0.02)
                                                          ---------   ---------
   Adjusted to include impairment charge                 $(197,005)      (0.12)
                                                          =========   =========

                      Acorn Holding Corp. and Subsidiaries

                               September 30, 2002

                                   (Unaudited)



NOTE E - INCOME TAX VALUATION ALLOWANCE

Management believes due to a decline in profitability of it's subsidiary Recticon, it appears doubtful that the Company will be able to utilize it's net operating loss carryforwards in the reasonably near future. Accordingly the Company has established a valuation allowance to fully offset the deferred tax asset.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Sales for the three-month period ended September 30, 2002 decreased $100,899 from the three-month period ended September 30, 2001, while sales for the nine-month period ended September 30, 2002 decreased $1,547,391 from the nine-month period ended September 30, 2001. The Company had an operating loss of $437,075 for the three-months ended September 30, 2002 and an operating loss of $841,073 for the nine-months ended September 30, 2002, as compared to an operating loss of $289,857 and an operating loss of $128,623, respectively, over the comparable prior year periods.

     The principal reason for the decrease in profitability was due to a decreased demand for the Company's products. Due to the economic slowdown in the industry, the outlook for the next several months continues to remain poor.

     The business in which the Company is engaged is highly competitive and cyclical in nature. Based on cost cutting and compensation deferrals measures, and assuming such deferrals and the Company's credit arrangements remain operative, of which no assurance can be given, and further assuming no further deterioration in the business, of which no assurance can be given, the Company believes it has sufficient short-term liquidity, from its cash on hand and credit arrangements. However, the Company's long term liquidity will be dependent on an increase in sales so that the Company can generate cash flow from operations.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company ships products to customers based on FOB shipping point, and as such recognizes sales on the date of shipment.

VALUATION OF INVENTORY

     The Company's inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     From time to time in both written reports and oral statements by the Company's senior management, we may express our expectations regarding future performance by the Company. These "forward-looking statements" are inherently uncertain, and investors must recognize that events could turn out to be other than what senior management expected.

ITEM 3.     CONTROLS AND PROCEDURES

     The management of the Company, including Stephen A. Ollendorff as Chairman and Chief Executive Officer and Larry V. Unterbrink as Treasurer, have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the [Securities Exchange] Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Ollendorff and Unterbrink determined that such controls and procedures were effective as of September 16, 2002, the date of the conclusion of the evaluation. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls between September 16, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures, and the date of this report.

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

  (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended September 30, 2002.

                                  CERTIFICATION

I, Stephen A. Ollendorff, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Acorn Holding Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     1. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     2. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                       /s/ Stephen A. Ollendorff
                                       ------------------------------------
                                       Stephen A. Ollendorff
                                       Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Larry V. Unterbrink, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Acorn Holding Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                       /s/Larry V. Unterbrink
                                       ----------------------
                                       Larry V. Unterbrink
                                       Treasurer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ACORN HOLDING CORP.



Date: November 14, 2002

                                            Larry V. Unterbrink
                                            ----------------------------------
                                            (Principal Financial and
                                            Accounting Officer)




                                            Stephen A. Ollendorff
                                            ----------------------------------
                                            Chairman, Chief Executive Officer,
                                            and Secretary