Form 10KSB
period 2002-12-31
ACORN HOLDING CORP
filed 2003-04-11
CIK 737243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                          COMMISSION FILE NO. 811-08469
                               ACORN HOLDING CORP.
                               -------------------
                 (Name of small business issuer in its charter)

       Delaware                                59-2332857
------------------------                   -------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


         599 Lexington Avenue, 31st Floor, New York, New York 10022-6030
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code       (212) 536-4089
                                                  ------------------------------

Securities registered pursuant to Section 12(b)
  of the Act:                                      NONE

Securities registered pursuant to Section 12(g)
  of the Act:                                      Common Stock, $.01 par value

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                 Yes  X                 No
                     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended December 31, 2002 were $3,705,005.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 9, 2003 (valued at the average of the bid price of $0.45 and the asked price of $1.01 on such date) was $462,006.

The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of April 9, 2003 was: 1,573,946.

Transitional Small Business Disclosure Format (check one):
                Yes                     No  X
                    ---                    ---

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL

      Acorn Holding Corp. (the "Company") is a holding company with one wholly-owned subsidiary, Recticon Enterprises, Inc. ("Recticon"), which it acquired in 1993 by issuing 320,000 shares of the Company's common stock, $.01 par value (the "Common Stock") to the stockholders of Recticon in exchange for all of the outstanding shares of stock of Recticon. The principal purpose of the Company is to derive earnings from the operation of Recticon and possibly other businesses that the Company may acquire in the future.

RECENT DEVELOPMENT

      As a result of a depressed market and the resulting decrease in sales, the Company believes that it will require an infusion of capital to maintain its operations. No assurance can be given, however, that the Company will be able to obtain such infusion of capital. See Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS for further discussion of this development.

RECTICON'S PRESENT BUSINESS

      Recticon, located in Pottstown, Pennsylvania, manufactures two, three, four, five and six-inch monocrystalline silicon wafers, which are made from silicon crystals and are the basic substrate from which integrated circuits and other semiconductor devices are fabricated. Recticon's wafers are used by university research departments and microelectronic manufacturers and are best suited for use in electronics devices employed in avionics, telecommunications and computers.

      The business in which Recticon is engaged is highly competitive and the Company believes that there are many competitors who produce, sell, design and support similar products. Many of these competitors have substantially greater marketing, financial, administrative and other resources than Recticon.

      Recticon has expanded its facilities and, as a result thereof, has the capacity to add an additional four or five furnaces and related equipment (the "Units"). Recticon presently has ten functioning Units. The new Units have not only given Recticon added capacity but have also enabled it to enter into the five and six-inch wafer market and, subject to purchasing additional equipment, give it the capacity to enter into the eight-inch wafer market. There can be no assurance that Recticon will acquire any additional Units or successfully enter into the eight-inch wafer market.

      Recticon's raw materials are acquired from silicon wholesalers. For 2002, 31%, 25% and 10% respectively, of its raw materials were acquired from three suppliers, while for 2001, 25% and 20% of its raw materials were acquired from two suppliers, respectively. Although Recticon has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. The Company believes that there are adequate alternative sources of supply to meet Recticon's requirements.

      For 2002 two customers of Recticon accounted for 77%, and 13% of its sales, respectively. For 2001, two customers of the Company accounted for 70% and 17% of its sales, respectively. The loss of any or all of these customers would have a severe adverse effect on the business of Recticon.

      Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment has not had, nor does Recticon anticipate that such laws and regulations will have, a material adverse effect on the results of operations, capital expenditures or the competitive position of Recticon.

EMPLOYEES

      The Company currently has two executive officers, both of whom are employees of the Company. Recticon presently employs 13 full-time persons and 18 part-time persons, all of whom are located at its facility in Pottstown, Pennsylvania.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      The Annual Meeting of Stockholders of the Company was held on December 26, 2002. The following matters were voted on and approved by the holders of a majority of the outstanding shares of the Company's Common Stock in accordance with the Delaware General Corporation Law:

           (a) The first proposal presented to the stockholders was the election of seven persons to serve as directors of the Company, to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The following persons were elected as directors of the Company, and each person received that number of votes set opposite that person's name:

                                                       VOTES
                                               FOR               WITHHELD
                                               --------------------------

           Mark Auerbach                    1,273,807             28,035
           Paula Berliner                   1,292,707              9,135
           Edward N. Epstein                1,276,707             25,135
           George Farley                    1,273,807             28,035
           Ronald J. Manganiello            1,276,807             25,035
           Stephen A. Ollendorff            1,292,707              9,135
           Bert Sager                       1,292,807              9,035

           (b) The second proposal presented to the stockholders was to approve and adopt the amendment to the Company's Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 20,000,000 to 7,000,000. There were 1,306,907 shares of common stock cast in favor of such proposal, 6,150 shares voted against and 485 shares abstained.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS
         -----------------------------------------


      The Company's Common Stock was accepted for listing in October 1988 on NASDAQ under the symbol "AVCC". The Common Stock was delisted on March 3, 2003 and is presently listed on the Over-the-Counter Bulletin Board. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. There presently is a limited public market for the Common Stock.

        Quarter Ending              Low                 High
        --------------              ---                 ----

           2002
           ----

        March 29                    $1.419             $2.359
        June 28                     $1.289             $1.799
        September 30                $1.009             $1.299
        December 31                 $0.400             $1.179

        Quarter Ending              Low                High
        --------------              ---                ----

           2001
           ----

        March 31                    $1.40              $2.375
        June 30                     $1.75              $2.50
        September 30                $1.23              $2.297
        December 31                 $1.266             $2.094

     As of April 9, 2003, there were approximately 378 holders of record of the Company's Common Stock with 1,573,946 shares of Common Stock outstanding. In addition, the Company believes that there are a significant number of beneficial owners of Common Stock whose shares are held in "street" name as of such date. On April 9, 2003, the closing bid and asked quotations of the Common Stock were $0.45 and $1.01, respectively.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS
         ------------------------------------

      Certain statements in this Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made typically by use of words or phrases such as "estimate," "plans," "projects," "anticipates," "continuing," "ongoing," "expects," "believes," or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Form 10-KSB include, among others: (i) increased competition from new and existing competitors and pricing practices from such competitors and (ii) general industry and economic conditions. Any forward-looking statements included in this Form 10-KSB are made only as of the date hereof, based on information available to the Company as of the date hereof, and subject to applicable law to the Company, the Company assumes no obligation to update any forward-looking statements.

     The business in which the Company is engaged is highly competitive and cyclical in nature. For the fiscal year ended December 31, 2002, the Company's net sales of $3,705,005 decreased approximately $1,809,087 from sales of $5,514,092 for the fiscal year ended December 31, 2001. The Company incurred operating losses of approximately $1,406,304 in fiscal year 2002 as compared to a profit of $261,799 in fiscal year 2001. The Company incurred a net loss of $2,671,147 (of which, approximately $1,236,718 resulted from the write off of its deferred income tax asset) for fiscal year 2002 as compared to a net income of $159,174 for fiscal year 2001. The profitability of the Company in fiscal year 2001 was due primarily to income realized from "Market Value of equipment received" of $653,400.

      Sales of the Company's products will primarily depend upon, among other things: (i) demand for its existing product line, especially, among its two major customers; (ii) pricing level and competition; and (iii) the cyclical nature of the Company's business.

      Unless the Company's sales increase substantially, the Company does not believe it will achieve profitability during fiscal year 2003.

     Financial Condition - Unless cash flow improves substantially in the next few months, the Company believes that it will require a significant infusion of capital to maintain its operations. Although negotiations are presently being conducted to obtain an infusion of capital, no assurance can be given that the Company will be able to obtain such infusion of capital. The Company's cash and cash equivalents of $753,785 at December 31, 2002 decreased $722,459 from $1,476,244 at December 31, 2001. The decrease in cash resulted primarily from losses incurred from operations and the purchase of machinery and equipment.

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

ITEM 7.  FINANCIAL STATEMENTS.

      See Index to Financial Statements after Signature Page and Certifications.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------

      Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        ------------------------------------------------------------------

      The following is a list (along with certain biographical information) of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:

                                 YEAR OF
                                ELECTION
                                   AS
 NAME AND AGE                   DIRECTOR          POSITION
 ------------                   --------          --------
(As of 3/1/2003)

Bert Sager                        1983            Director
  (77) (1)

Stephen A. Ollendorff             1983            Chairman of the Board of
  (64) (1)                                        Directors (the "Board"), Chief
                                                  Executive Officer and
                                                  Secretary; Director

Edward N. Epstein*                1995            President and Chief
  (62) (1)                                        Operating Officer; Director

Larry V. Unterbrink                 -             Treasurer
  (68) (3)

Robert P. Freeman                   -             President and Chief Executive
  (68)                                            Officer of Recticon

Paula Berliner                    1990            Director
  (59) (1)

Ronald J. Manganiello*            1997            Director
  (53) (1)(2)(4)

                                 YEAR OF
                                ELECTION
                                   AS
 NAME AND AGE                   DIRECTOR          POSITION
 ------------                   --------          --------
(As of 3/1/2003)

Mark Auerbach                     2001            Director
  (64)    (1)(2)

George Farley                     2001            Director
  (63)    (1)(2)

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

(5) Mr. Auerbach was a member of the Board from 1995 until 1997, and was then elected to the Board in December 2001.

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

      EDWARD N. EPSTEIN was elected President and Chief Operating Officer of the Company in November 1995. For more than the past five years, he has been the principal of Edward N. Epstein & Assoc., a consulting firm specializing in corporate structure and management. He has also been, since January 1996, a principal in the merchant banking firm of New Canaan Capital LLC, and since July 1996, a principal of Sylhan LLC, an integrated contract manufacturer specializing in the precision machining of refractory metal parts.

      LARRY V. UNTERBRINK, Treasurer of the Company since February 1990, is a private investor residing in Florida. Since November 1986, Mr. Unterbrink has been a principal of Groupe Financier, a publishing and consulting firm specializing in international finance.

      PAULA BERLINER was a Vice President of the Company from June 1992 until December 1998 and, since May 1990, has been a private investor residing in Florida.

      RONALD J. MANGANIELLO has been a principal in the merchant banking firm of New Canaan Capital LLC, since January 1996. Since July 1996 he has been a principal of Sylhan LLC.

      MARK AUERBACH - Since June 1993, Senior Vice President and Chief Financial Officer of Central Lewmar L.P., a distributor of fine papers. From December 1995 to January 1999, Chief Financial Officer of Oakhurst Company, Inc. and Steel City Products, Inc., each a distributor of automotive products, and Chief Executive Officer of Oakhurst Company, Inc. from December 1995 to May 1997. He is also a director of Pharmaceutical Resources, Inc., a manufacturer of generic drugs.

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

SECTION 16(a) COMPLIANCE

      Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company and beneficial owners of greater than 10% of the Common Stock are required to file certain reports with the Securities and Exchange Commission (the "Commission") in respect of their ownership of Company securities. The Company believes that during fiscal year 2002 all such required reports were timely filed, other than with respect to one Form 4 report required to be filed by each of Messrs. Auerbach, Farley and Manganiello for their automatic stock option grant, due to a clerical oversight.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

SUMMARY COMPENSATION TABLE

      The following table sets forth information for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively, with respect to compensation earned by the Chief Executive Officer of the Company and the executive officers (whose salary and bonus earned in fiscal year 2002 exceeded $100,000) of the Company (the "Named Executives").

                                   Annual Compensation(1)        Long-Term
                                   ----------------------       Compensation
 Name and                                                       ------------
 Principal Position         Year     Salary($)     Bonus($)      Securities
 ------------------         ----     ---------     --------      Underlying
                                                                Options(#)(2)
                                                                -------------

Stephen A. Ollendorff       2002    $276,126(3)      -0-             --
   Chairman and Chief       2001    $264,760(3)      -0-             --
   Executive Officer        2000    $256,055(3)      -0-             --

 Edward N. Epstein          2002    $238,623(3)      -0-             --
   President and Chief      2001    $228,760(3)      -0-             --
   Operating Officer        2000    $220,948(3)      -0-             --

                                   Annual Compensation(1)        Long-Term
                                   ----------------------       Compensation
 Name and                                                       ------------
 Principal Position         Year     Salary($)     Bonus($)      Securities
 ------------------         ----     ---------     --------      Underlying
                                                                Options(#)(2)
                                                                -------------

 Robert P. Freeman          2002    $238,746         -0-             --
   President and Chief      2001    $262,338      $ 40,669           --
   Executive Officer -      2000    $251,280      $ 61,280           --
   Recticon Enterprises,
   Inc.

(1) No officer received perquisites which, are in the aggregate, greater than or equal to the lesser of $50,000 or 10% of such officer's annual salary and bonus.

(2)   Represents options awarded under the 1991 Stock Option Plan.

(3) Effective November, 1999 Messrs. Ollendorff and Epstein voluntarily reduced by 50% their cash compensation received from the Company. For Mr. Ollendorff, includes the unpaid balance of $168,323 for fiscal year 2002, $132,380 for fiscal year 2001 and $128,027 for fiscal year 2000, reflecting the amounts being accrued on the books of the Company. For Mr. Epstein, includes the unpaid balance of $145,054 for fiscal year 2002, $114,230 for the fiscal year 2001 and $110,474 for fiscal year 2000, reflecting the amounts being accrued on the books of the Company. Effective November 1, 2002 until further notice, Messrs. Ollendorff and Epstein are accruing all cash compensation due to them.

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

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      During the fiscal year ended December 31, 2002, there were no stock option grants or stock appreciation rights granted to the Named Executives.

      On March 2, 1998 the Stock Option and Compensation Committee authorized the further amendment to certain of the Company's outstanding stock options (which had previously been amended on November 22, 1994). In exchange for each optionee agreeing to an increase in the exercise price in the event of a "change of control" from $1.406 to $3.13 (equal to the "fair market value" of the Company's Common Stock on March 2, 1998), the Company would expand the definition of "change of control" to include the merger, sale or liquidation of the business as set forth in (iv) below. The amended and expanded definition of "change of control" would occur in the following circumstances: (i) the first purchase of shares of equity securities of the Company pursuant to a tender offer or exchange offer (other than an offer by the Company) for 25% or more of the equity securities of the Company, which offer has not been approved by the Board of the Company, (ii) a single purchaser or a group of associated purchasers acquiring, without the approval or consent of the Board of the Company, securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities in one or a related series of transactions, (iii) in respect of an election of directors by the Company's stockholders, the election of any or all of the management's slate of directors being contested or opposed, whether through a solicitation of proxies, or otherwise, or (iv) on the day the stockholders of the Company approve (A) a definitive agreement for the merger or other business combination of the Company with or into another corporation pursuant to which the stockholders of the Company do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives and is a publicly owned corporation and not a subsidiary of another corporation, or (B) a definitive agreement for the sale, exchange, or other disposition of all or substantially all of the assets of the Company, or (C) any plan or proposal for the liquidation or dissolution of the Company. As of April 9, 2003, no such "change of control" has occurred.

YEAR-END OPTION VALUES TABLE

      The following table sets forth information at December 31, 2002 with respect to exercisable and non-exercisable options held by the Named Executives. During the fiscal year ended December 31, 2002, the Named Executives did not exercise any stock options. The table also includes the value of "in-the-money" stock options which represents the spread between the exercise prices of the existing stock options and the year-end price of the Common Stock.

                       Number of Unexercised           Value of Unexercised In-
                            Options Held                the-Money Options Held
                       at December 31, 2002(1)          at December 31, 2002(1)
                      -------------------------        -------------------------

                                       Not                               Not
Name               Exercisable     Exercisable        Exercisable    Exercisable
----               -----------     -----------        -----------    -----------

Stephen A.
  Ollendorff       120,000             -0-                $-0-           $-0-

Edward N.
  Epstein           48,000             -0-                $-0-           $-0-

Robert P.
  Freeman           40,000             -0-                $-0-           $-0-

----------------
(1) Based upon the closing sales price of the Common Stock on December 31, 2002:
$0.43.

COMPENSATION OF DIRECTORS

      Effective December 18, 1998, directors who are not executive officers of the Company are compensated for their services by payment of an annual retainer of $12,000, $1,000 per day for each Board meeting attended in person by such director and $750 per day for each committee meeting attended in person by such director. Mr. Sager and Ms. Berliner are each entitled as consultants to receive $24,000 per year, including directors fees, for a minimum three-year period, which has been renewed by its terms. Effective November 1, 2002 until further notice, each member of the Board is accruing all cash compensation due to each Board member.

      Directors of the Company who are eligible to serve on the Audit Committee and do not receive any compensation from the Company other than fees to which directors are entitled for their service on the Board ("Eligible Directors") are granted options to purchase 1,000 shares of Common Stock on the date such director is initially elected to the Board, and for each respective fiscal year thereafter, the date on which stockholders of the Company elect directors at an annual meeting of stockholders pursuant to the 2001 Directors Stock Option Plan. Eligible Directors are entitled to only one automatic option grant each calendar year.

EMPLOYMENT ARRANGEMENTS

      The Company entered into an employment agreement with Stephen A. Ollendorff, for a three-year period, which has been renewed by its terms, pursuant to which Mr. Ollendorff receives annual compensation of $250,000, subject to annual cost-of-living adjustments, from the Company. On January 17, 1996, Mr. Ollendorff's employment agreement was amended in order to clarify certain terms and conditions, including the geographic location in which services are to be provided, events of termination and his obligations with respect to confidential information, non-solicitation of employees and covenants not to compete. Mr. Ollendorff agrees to devote such time to the business and affairs of the Company as he believes is necessary for the operations of the Company. In addition, Mr. Ollendorff has voluntarily assumed responsibility for rent and secretarial expenses relating to the Company's New York office. Mr. Ollendorff receives no fringe benefits from the Company.

      Effective January 1, 1997, Mr. Ollendorff receives a salary of $120,000 per year as Chairman of the Board of Recticon Enterprises, Inc. In addition, Recticon rents office space in Mr. Ollendorff's New Jersey office and pays rent directly to Mr. Ollendorff for such space in the amount of $500 per month. Any amounts received by Mr. Ollendorff from Recticon as rent and/or salary are deducted from his salary from the Company to the extent and as long as he receives such monies from Recticon.

      The Company entered into an employment agreement with Edward N. Epstein, effective January 1, 1996, for a three-year period, which has been renewed by its terms, on a year-to-year basis pursuant to which Mr. Epstein receives annual compensation of $150,000, subject to annual cost-of-living adjustments. Mr. Epstein agrees to devote such time to the business and affairs of the Company as he believes is necessary for the operations of the Company.

      As a result of an agreement between Messrs. Epstein and Ollendorff, Mr. Ollendorff voluntarily reduced his annual compensation by $24,280, effective July 1997, in order to increase Mr. Epstein's annual compensation for 1997 by $24,280. Mr. Ollendorff has agreed not to accept any increase to his annual compensation (other than cost-of-living increases) until Mr. Epstein's annual compensation shall be equal to Mr. Ollendorff's.

      Robert P. Freeman, President and Chief Executive Officer of Recticon, entered into a letter agreement with Recticon as of February 15, 1995, which provides that if, within one year of a "change of control" (as defined in the agreement) of Recticon, his employment is terminated without cause by Recticon, or he resigns because of (i) the assignment, without his written consent, of any duties inconsistent with his position, duties, responsibilities and status with Recticon, or change in his reported responsibilities, titles of offices, (ii) any plan, act, scheme or design to constructively terminate him or (iii) a reduction by Recticon of his annual base salary, he shall receive the following benefits: (x) annual base salary through the date of termination; (y) in lieu of any further salary payments, severance pay on the tenth business day following the date of termination, a lump sum equal to two times his annual base salary; and (z) if Mr. Freeman terminates his employment with Recticon between the first and second year of a change of control for any reason other than "for cause," Recticon will pay him the amount he would have been paid if he had remained employed through the end of the second year of a change of control, but in no event less than an amount equal to six months of base salary. In addition, Recticon will maintain all medical, health and accident plans for a period of the earlier of (i) 24 months or (ii) the date of which he is covered by reason of his being employed by a new employer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth, as of the close of business on April 9, 2003, information as to those stockholders (other than members of the Company's management), who are known by the Company to beneficially own more than 5% of its outstanding Common Stock:

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

---------------
(1) Beneficial ownership, as reported in the above table, has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, beneficial ownership includes both sole voting and sole dispositive power.

(2) Excludes shares of Common Stock owned by the adult children of the late Herbert Berman.

OWNERSHIP BY MANAGEMENT

      The following table sets forth, as of April 9, 2003, the beneficial ownership of the Common Stock of the Company of (i) each director (including the Named Executives) of the Company and (ii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

   Name and Address of        Amount and Nature of     Percentage of Outstanding
   Beneficial Owner(1)      Beneficial  Ownership(2)           Shares Owned
   -------------------      ------------------------   -------------------------

                                   171,330
   Bert Sager                      (3)(4)                          10.4%

   Stephen A. Ollendorff           610,380                         36.0%
                                  (4)(5)(6)



   Edward N. Epstein               385,800                         23.8%
                                  (4)(5)(7)

   Name and Address of        Amount and Nature of     Percentage of Outstanding
   Beneficial Owner(1)      Beneficial  Ownership(2)           Shares Owned
   -------------------      ------------------------   -------------------------

   Paula Berliner                   67,320                          4.2%
                                      (4)

   Ronald J. Manganiello            58,278                          3.7%
                                    (4)(8)

   Robert P. Freeman                56,000                          3.4%
                                      (4)

   Mark Auerbach                   1,000(4)                          *

   George Farley                   1,000(4)                          *

   All executive
     officers and                  1,041,236                       54.1%
     directors as a                (3)(4)(5)
     group (9 persons)             (6)(7)(8)

------------------

*    Less than 1%

(1) Unless otherwise indicated, the address of all the Company's directors and executive officers is c/o the Company's principal executive offices at 599 Lexington Avenue, 31st Floor, New York, NY 10022-6030.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from April 9, 2003 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 9, 2003, have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Does not include 80 shares of Common Stock owned by Mr. Sager's spouse, as sole trustee of a trust formed by Ms. Sager's mother, as to which Mr. Sager disclaims beneficial ownership.

(4) Includes the following shares that may be acquired upon exercise of options within 60 days from April 9, 2003: Mr. Sager -- 64,000; Mr. Ollendorff -- 120,000; Mr. Epstein -- 48,000; Ms. Berliner -- 28,000; Mr. Manganiello -- 1,000; Mr. Freeman -- 40,000; Mr. Auerbach -- 1,000; Mr. Farley -- 1,000; and all executive officers and directors as a group (9 persons) -- 339,000.

(5) Stephen A. Ollendorff, Chairman of the Board, Chief Executive Officer and Secretary of the Company, has entered into an Irrevocable Proxy and Voting Agreement with Respect to Election of Directors, dated December 19, 1995, with Edward N. Epstein, President of the Company, with respect to the shares of Common Stock beneficially owned by Mr. Epstein. See "--Certain Relationship and Related Transactions." Accordingly, Mr. Ollendorff's beneficial ownership includes such shares. Other than as set forth above, Mr. Ollendorff disclaims beneficial ownership of such shares.

(6)   Includes 400 shares owned by Mr. Ollendorff's spouse.

(7)   Includes shares owned by Mr. Epstein as trustee for his minor child.

(8)   Includes shares owned by Mr. Manganiello's spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

      Mr. Ollendorff has entered into an Irrevocable Proxy and Voting Agreement With Respect to Election of Directors (the "Proxy"), with Edward N. Epstein, with respect to the shares of Common Stock beneficially owned by Mr. Epstein (the "Stock"), commencing on December 19, 1995 and terminating on December 31 of such year in which either party shall have given the other party at least twelve months' written notice thereof prior to December 31 of such year. If any shares of the Stock covered by the Proxy are sold to any other party, the Proxy as it relates to such shares of Stock shall terminate immediately upon such sale. Pursuant to the Proxy, Mr. Ollendorff undertakes to vote the Stock, as well as use his best efforts (including voting shares of stock of the Company owned by him) for the election of the greater of (i) two directors or (ii) a number of directors equal to 22% (rounded up to the next highest number) of the entire Board, acceptable to Mr. Epstein. Mr. Epstein had designated himself and Ronald
J. Manganiello to Mr. Ollendorff with respect to the election of members of the Board as acceptable to him.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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

      10.1 Employment Agreement, dated August 31, 1993, between the Company and Stephen A. Ollendorff - incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form N-2 (No. 33-69610) filed with the Commission on September 19, 1993.

      10.2 Employment Agreement, dated October 31, 1991 between the Company and Larry V. Unterbrink - incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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

      10.10 Letter Agreement, dated as of February 15, 1995, between Robert P. Freeman and Recticon - incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

      10.14 2001  Directors  Stock  Option Plan -  incorporated  by reference to
Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

      21 List of subsidiaries of the Company.

      99.1  Certification  of the Chief Executive  Officer Pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

      The management of the Company, including Stephen A. Ollendorff as Chairman and Chief Executive Officer and Larry V. Unterbrink as Treasurer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Under rules promulgated by the Commission, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Ollendorff and Unterbrink determined that, as of the Evaluation Date, such controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACORN HOLDING CORP.
                                              (Registrant)

Dated:  April 9, 2003                         By:  Stephen A. Ollendorff
                                              ---------------------------------
                                              Stephen A. Ollendorff, Chairman
                                              of the Board and Chief Executive
                                              Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                        Title                                Date
---------                        -----                                ----

Stephen A. Ollendorff            Chairman of the Board             April 9, 2003
------------------------         Chief Executive Officer
Stephen A. Ollendorff            (Principal Executive
                                 Officer), Secretary
                                 and Director

Edward N. Epstein                President and Chief               April 9, 2003
------------------------         Operating Officer;
Edward N. Epstein                Director

Larry V. Unterbrink              Treasurer (Principal              April 9, 2003
------------------------         Financial and Accounting
Larry V. Unterbrink              Officer)

Paula Berliner
------------------------         Director
Paula Berliner                                                     April 9, 2003

Ronald J. Manganiello
------------------------         Director
Ronald J. Manganiello                                              April 9, 2003

Bert Sager
------------------------         Director
Bert Sager                                                         April 9, 2003

Mark Auerbach
------------------------         Director                          April 9, 2003
Mark Auerbach

George Farley
------------------------
George Farley                    Director                          April 9, 2003

                                  CERTIFICATION

I, Stephen A. Ollendorff, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Acorn Holding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b.  evaluated  the  effectiveness  of  the  registrant's   disclosure
           controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

                                 /s/ Stephen A. Ollendorff
                                 -----------------------------------------------
                                 Stephen A. Ollendorff
                                 Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Larry V. Unterbrink, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Acorn Holding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b.  evaluated  the  effectiveness  of  the  registrant's   disclosure
           controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003


                                 /s/ Larry V. Unterbrink
                                 -----------------------------------------------
                                 Larry V. Unterbrink
                                 Treasurer

   Financial Statements and Report of Independent Certified Public Accountants
                      ACORN HOLDING CORP. AND SUBSIDIARIES
                           December 31, 2002 and 2001

                                 C O N T E N T S


                                                                       Page
                                                                       ----

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

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
          EQUITY AND COMPREHENSIVE INCOME (LOSS)                       F-6

        CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-8

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Acorn Holding Corp.


      We have audited the accompanying consolidated balance sheets of Acorn Holding Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive (loss) income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Holding Corp. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on January 1, 2002.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, certain factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Philadelphia, Pennsylvania
March 18, 2003

                      Acorn Holding Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



   ASSETS                                                 2002          2001
                                                       ----------    ----------

CURRENT ASSETS
   Cash and cash equivalents                           $  753,785    $1,476,244
   Investment securities                                   14,230        16,360
   Accounts receivable - trade                            106,548       147,316
   Inventories                                          1,852,319     2,135,351
   Prepaid expenses                                        40,321        30,284
                                                        ---------     ---------

         Total current assets                           2,767,203     3,805,555
                                                        ---------     ---------

MACHINERY AND EQUIPMENT, net of accumulated
   depreciation of $2,144,940 and $1,684,469
   in 2002 and 2001, respectively                       2,819,579     2,605,481
                                                        ---------     ---------

OTHER ASSETS
   Other investments                                        9,108         9,108
   Goodwill, net of accumulated amortization
     of $812,537 in 2001                                      -          42,767
   Deferred income tax asset                                  -       1,236,718
                                                        ---------     ---------

                                                            9,108     1,288,593
                                                        ---------     ---------

                                                       $5,595,890    $7,699,629
                                                        =========     =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                      $  375,000    $      -
   Accounts payable                                       106,727       128,779
   Accrued expenses
      Salaries                                            858,383       524,006
      Other                                                93,947       197,765
                                                        ---------     ---------

         Total current liabilities                      1,434,057       850,550
                                                        ---------     ---------
STOCKHOLDERS' EQUITY
   Common stock                                            15,856        16,273
   Additional paid-in capital                          11,786,229    11,847,860
   Accumulated deficit                                 (7,628,923)   (4,957,776)
   Accumulated other comprehensive income                   2,640         4,770
                                                        ---------     ---------
                                                        4,175,802     6,911,127
   Treasury stock, at cost                                (13,969)      (62,048)
                                                        ---------     ---------

         Total stockholders' equity                     4,161,833     6,849,079
                                                        ---------     ---------

                                                       $5,595,890    $7,699,629
                                                        =========     =========


The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                       2002            2001
                                                  -------------   -------------

Net sales                                         $  3,705,005    $  5,514,092

Cost of sales                                        3,681,924       4,312,853
                                                  -------------   -------------

                                                        23,081       1,201,239

Market value of equipment received                          -          653,400
                                                  -------------   -------------

         Gross profit                                   23,081       1,854,639

Selling, general and administrative                  1,429,385       1,592,840
                                                  -------------   -------------

Operating (loss) profit                             (1,406,304)        261,799
                                                  -------------   -------------
Other income (expense)
   Interest income                                       7,592          51,205
   Interest expense                                     (7,208)         (3,892)
   Other                                               (59,817)        (17,805)
                                                  -------------   -------------
                                                       (59,433)         29,508

(Loss) income before income tax expense             (1,465,737)        291,307

Income tax expense                                   1,205,410         132,133
                                                  -------------   -------------

Net (loss) income                                 $ (2,671,147)   $    159,174
                                                  =============   =============

(Loss) earnings per share (basic and diluted)     $      (1.69)   $       0.10
                                                  =============   =============

Weighted average shares outstanding - basic          1,582,405       1,597,626
                                                  =============   =============

Weighted average shares outstanding - diluted        1,582,405       1,598,055
                                                  =============   =============

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                     Years ended December 31, 2002 and 2001

                                                                             Accumulated
                                                Additional                      other
                                      Common      paid-in     Accumulated   comprehensive    Treasury
                                       stock      capital       deficit         income         stock        Total
                                     --------   -----------   -----------   --------------   ---------    ----------
Balance at January 1, 2001           $ 16,273   $11,847,860   $(5,116,950)     $     75      $(28,500)    $6,718,758

Comprehensive income
Net income                                 -             -        159,174            -             -         159,174
Net unrealized gain on investments
   in securities available-for-sale        -             -             -          4,695            -           4,695
                                                                                                         -----------
Total comprehensive income                                                                                   163,869
                                                                                                         -----------
Treasury shares purchased                  -             -             -             -        (33,548)       (33,548)
                                     --------   -----------   -----------      --------      ---------   -----------

Balance at December 31, 2001           16,273    11,847,860    (4,957,776)        4,770       (62,048)     6,849,079

Comprehensive loss
Net loss                                   -             -     (2,671,147)           -             -      (2,671,147)
Net unrealized loss on investments
   in securities available-for-sale        -             -             -         (2,130)                      (2,130)
                                                                                                         -----------
Total comprehensive loss                                               -                                  (2,673,277)
                                                                                                         -----------
Treasury shares retired                 (417)       (61,631)           -             -         62,048             -
Treasury shares purchased                 -              -             -             -        (13,969)       (13,969)
                                     --------   -----------   -----------      --------      ---------   -----------

Balance at December 31, 2002         $ 15,856   $11,786,229   $(7,628,923)     $  2,640      $(13,969)   $ 4,161,833
                                     ========   ===========   ===========      ========      =========   ===========

The accompanying notes are an integral part of this statement.

                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                               2002          2001
                                                                            ----------    ----------

Cash flows from operating activities
   Net (loss) income                                                        $(2,671,147)  $  159,174
   Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities
   Market value of equipment received                                              -        (653,400)
   Depreciation and amortization                                               460,471       431,408
   Impairment of goodwill                                                       42,767           -
   Deferred income taxes                                                     1,236,718        78,984
   (Increase) decrease in assets
      Accounts receivable                                                       40,768       210,186
      Inventories                                                              283,032       319,232
      Prepaid expenses and other assets                                        (10,037)      (11,888)
   Increase (decrease) in liabilities
      Accounts payable                                                         (22,052)     (128,518)
      Accrued expenses                                                         230,559       300,425
      Deferred income                                                              -        (225,000)
                                                                              --------      --------

         Net cash (used in) provided by operating activities                  (408,921)      480,603
                                                                              --------      --------

Cash flows from investing activities
   Purchase of machinery and equipment                                        (674,569)     (224,222)
   Note receivable payments received                                               -          40,000
                                                                              --------      --------

         Net cash (used in) provided by investing activities                  (674,569)       17,065
                                                                              --------      --------

Cash flows from financing activities
   Proceeds from line of credit                                                375,000           -
   Purchase of treasury stock                                                  (13,969)      (33,548)
                                                                              --------      --------

         Net cash provided by (used in) financing activities                   361,031       (33,548)
                                                                              --------      --------

         NET (DECREASE) INCREASE IN CASH AND
           CASH EQUIVALENTS                                                   (722,459)      464,120

Cash and cash equivalents at beginning of year                               1,476,244     1,012,124
                                                                             ---------     ---------

Cash and cash equivalents at end of year                                    $  753,785    $1,476,244
                                                                             =========     =========

Supplemental disclosure of cash flow information
   Cash paid for interest expense                                           $    7,208    $    3,892
                                                                             =========     =========

The accompanying notes are an integral part of these statements.

                      Acorn Holding Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  1.    Description of Business and Basis of Presentation
        -------------------------------------------------

  Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983.

  Acorn is a holding company for its wholly owned subsidiaries, AI Liquidating Corp. and Recticon Enterprises, Inc. (Recticon). AI Liquidating Corp. is an inactive subsidiary.

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

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  The majority of the Company's accounts receivable are due from electronic manufacturers. Credit is extended based on evaluation of the customer's financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers. Accounts outstanding longer than the payment terms are considered past due.

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

  9.    Earnings Per Share
        ------------------

  The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  10.   Stock-Based Compensation
        ------------------------

  The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 2002 and 2001 would have reflected the pro forma amounts indicated below:

                                                          2002          2001
                                                       ----------    ----------

      Net earnings (loss)
         As reported                                   $(2,671,147)  $  159,174
         Pro forma                                      (2,671,147)     112,547

      Earnings (loss) per share
         As reported                                   $     (1.69)  $     0.10
         Pro forma                                           (1.69)        0.07

  These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before January 1, 1998. The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal year 2001: expected volatility of 97.6%, risk-free interest rate of 5.09%, and expected life of 10 years. The weighted average fair value of options granted during fiscal 2001 was $1.49.

  11.   Goodwill
        --------

  Goodwill represents the excess of cost over the fair value of the net assets acquired for the purchase of Recticon. This excess was being amortized over a period of ten years (see note A14).

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

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  13.   Investments
        -----------

  The Company accounts for its investments in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Accordingly, the Company classifies its investments as available-for-sale, whereby net unrealized gains and losses, net of tax, are required to be recognized as a separate component of stockholders' equity.

  14.   Goodwill
        --------

  On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. The Company adopted SFAS No. 142 effective January 1, 2002, as required. As of that date, the Company's goodwill is no longer amortized, but is tested for impairment at least annually. During the third quarter of 2002, the Company determined that the fair value of its goodwill was impaired as a result of continued losses of its subsidiary, Recticon, and wrote off the remaining goodwill carried at a book value of $42,767 at that date.

  15.   Asset Impairment
        ----------------

  On October 3, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. SFAS No. 144 replaces previously issued impairment rules, but retains the basic accounting framework. The Company adopted SFAS No. 144 effective January 1, 2002, as required. The adoption did not have a material effect on the Company's financial condition or results of operations.

  16.   Recent Accounting Pronouncements
        --------------------------------

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

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  In April 2002, SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB NO. 13, AND TECHNICAL CORRECTION, was issued. This standard changes the accounting principles governing extraordinary items by, among other things, providing more definitive criteria for extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

  In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS No. 146 are to be applied prospectively after the adoption date, the Company cannot determine the potential effects that the adoption of SFAS No. 146 will have on its financial statements.

  In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS No. 148 to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE B - REALIZATION OF ASSETS

  The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during 2002, the Company has sustained significant losses from operations.

  During 2002, the Company had a consolidated net loss of $2,671,147 and used cash flows in its operating activities of $408,921. Acorn's only significant source of revenue is through the operations of Recticon. During 2002, Recticon's sales declined 33% compared to 2001. The decline accelerated in each quarter compared to the previous quarter. Recticon also had a net loss of $650,724 and used $221,413 of cash in its operating activities. As a result of the Company's decline in sales, profitability and the use of cash in operating activities, additional capital or financing may be required to meet the Company's continuing operating requirements.

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001


NOTE B - REALIZATION OF ASSETS - Continued

  In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded assets amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

  Management is negotiating with possible investors to secure additional equity financing in order for the Company to continue in existence.

NOTE C - INVESTMENT SECURITIES

  The amortized cost, unrealized gains and losses, and fair market value of the Company's available-for-sale investment securities at December 31, 2002 and 2001 are:

                                                                    2002
                                           -----------------------------------------------------
                                                            Gross          Gross         Fair
                                            Amortized     unrealized    unrealized      market
                                              cost          gains         losses         value
                                           ----------     ----------    ----------    ----------
      State and municipal obligations      $   11,590     $   2,640     $      -      $   14,230
                                           ==========     ==========    ==========    ==========

                                                                    2001
                                           -----------------------------------------------------
                                                            Gross          Gross         Fair
                                            Amortized     unrealized    unrealized      market
                                              cost          gains         losses         value
                                           ----------     ----------    ----------    ----------

      State and municipal obligations      $   11,590     $   4,770     $      -      $   16,360
                                           ==========     ==========    ==========    ==========

  The following table lists the contractual maturities of investments as of December 31, 2002:

                                                                                        Fair
                                                                         Amortized      market
                                                                           cost          value
                                                                        ----------    ----------

      After eight years                                                 $   11,590    $   14,230
                                                                        ----------    ----------

                                                                        $   11,590    $   14,230
                                                                        ==========    ==========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001

NOTE D - INVENTORIES

  Inventories consist of the following:

                                                      2002          2001
                                                   ----------    ----------

      Raw materials and supplies                   $  458,028    $  603,845
      Work in process                               1,056,874     1,108,525
      Finished goods                                  337,417       422,981
                                                   ----------    ----------

                                                   $1,852,319    $2,135,351
                                                   ==========    ==========

NOTE E - CREDIT ARRANGEMENTS

  Recticon has available a $1,250,000 revolving line of credit which is due on demand. Interest is payable monthly at the prime rate (4.25% at December 31, 2002). The line is available through June 30, 2003, and is secured by Recticon's assets and is guaranteed by Acorn. At December 31, 2002, there was $875,000 available under the line of credit. Unless additional equity financing is obtained (note B), management does not intend to use the amount available.

NOTE F - INCOME TAXES

  The Company depreciates its machinery and equipment for income tax purposes at rates which vary from those used for financial reporting purposes. In addition, the Company has reported certain income for tax purposes which was being recognized over a period of years for financial statement purposes.

  The income tax provision consists of the following:

                                                      2002          2001
                                                   ----------    ----------

      Current
         Federal                                   $      -      $      -
         State                                       (31,308)       53,149
                                                   ----------    ----------

      Deferred
         Federal                                    1,072,056        63,187
         State                                        164,662        15,797
                                                   ----------    ----------
                                                    1,236,718        78,984
                                                   ----------    ----------

                                                   $1,205,410    $  132,133
                                                   ==========    ==========

                                   (Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001



NOTE F - INCOME TAXES - Continued

   Deferred tax assets (liabilities) consist of the following:

                                                      2002          2001
                                                   ----------    ----------

      Net operating loss carryforwards             $2,618,000    $2,174,000
      Depreciation                                   (167,000)     (220,000)
      Carrying value of assets                        447,000       364,000
      Note receivable                                 192,000       192,000
      Other                                            69,000       124,000
                                                   ----------    ----------
                                                    3,159,000     2,634,000
      Less valuation allowance                     (3,159,000)   (1,397,000)
                                                   ----------    ----------

                                                   $      -      $1,237,000
                                                   ==========    ==========

  A valuation allowance of $3,159,000 has been established against the deferred tax assets due to the Company's current inability to utilize the benefits of these deferred tax assets.

  The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                      2002          2001
                                                   ----------    ----------

      Tax at statutory federal rate                   (34.0)%        34.0%
      State income taxes on subsidiary taxable
        income, net of federal benefits                (2.1)          7.5
      Other                                            (1.9)          3.9
      Change in valuation allowance                   120.2            -
                                                   ----------    ----------

                                                       82.2%         45.4%
                                                   ==========    ==========

NOTE G - COMMITMENTS

  Recticon leases its facilities under a lease agreement which expires on February 28, 2009. Minimum lease payments are as follows:

      Year ending December 31,
      ------------------------

              2003                                 $  120,000
              2004                                    120,000
              2005                                    120,000
              2006                                    120,000
              2007                                    120,000
              Thereafter                              164,000
                                                   ----------

                                                   $  764,000
                                                   ==========

  Rental expense for 2002 and 2001 was $120,000 and $116,000, respectively.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001

NOTE H - CONCENTRATIONS

  For 2002, two customers of the Company accounted for 77% and 13% of sales, respectively. For 2001, two customers of the Company accounted for 70% and 17% of sales, respectively.

  For 2002, three vendors accounted for 31%, 25% and 10% of the Company's materials purchases, respectively. For 2001, two vendors accounted for 25% and 20% of the Company's materials purchases, respectively.

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

NOTE I - RELATED PARTY TRANSACTIONS

  During 2002 and 2001, Acorn and its subsidiaries paid a law firm, of which the Company's Chief Executive Officer and Chairman was of counsel, approximately $20,052 and $12,700, respectively, for reimbursement of expenses.

  For the years ended December 31, 2002 and 2001, Acorn paid consulting fees of $48,000 to two of its former officers (currently Directors).

  Directors' fee expense for the years ended December 31, 2002 and 2001 was $36,000 and $24,000, respectively.

NOTE J - EARNINGS PER SHARE

  The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                      Income              Number of shares
                                    (numerator)             (denominator)         Per share amount
                              ----------------------   -----------------------    ----------------
                                  2002        2001        2002         2001        2002     2001
      Basic earnings (loss)
           per share
         Net (loss) income    $(2,671,147) $ 159,174   $1,582,405   $1,597,626    $(1.69)  $ 0.10
                              ============ =========   ==========   ==========    =======  =======

  Diluted earnings per share is not presented, as the effect of dilutive securities, consisting of options, has no impact.

  In 2002, none of the options outstanding to purchase common stock (see note K) were included in the computation of diluted earnings per share because of net losses incurred.

  In 2001, 311,000 of the 363,000 options outstanding to purchase common stock (see note K) with an exercise price ranging from $2.13 to $5.48, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. In 2001, a total of 52,000 options with an exercise price of $1.30 were including in the diluted earnings per share calculation.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001


NOTE K - STOCK OPTIONS

  The Company has issued stock options, under two plans, to various officers of the Company. In addition, the Company has issued stock options under a third plan to directors of the Company. The stock options were issued with exercise prices equal to the fair market value of the Company's common stock as of the date of grant and have a term of ten years from the date of grant. The following is a summary of stock options outstanding at December 31, 2002 and 2001:

                                                           2002                      2001
                                                  ----------------------     ---------------------
                                                              Weighted-                 Weighted-
                                                               average                   average
                                                              exercise                  exercise
                                                   Shares       price         Shares      price
                                                  --------    ---------      --------   ---------
        Outstanding at January 1,                 363,000     $   3.55       360,000     $  4.58
           Granted                                  3,000         0.49        58,200        1.39
           Cancelled                                   -           -          (3,200)      (1.53)
           Expired                                     -           -         (52,000)      (8.44)
                                                  -------                    --------

        Outstanding at December 31,               366,000         3.52       363,000        3.55
                                                  =======                    ========

        Options exercisable at December 31,       364,000         3.55       363,000        3.55
                                                  =======                    ========

  The following table summarizes information about stock options outstanding at December 31, 2002:

                                        Options outstanding and exercisable
                               ------------------------------------------------
                                Weighted            Weighted-
         Range of               remaining            average           Exercise
      exercise price             shares          contractual life        price
      --------------           ----------        ----------------      --------

        $0.49                       3,000           10.0 years           $0.49
        $1.30                      52,000            9.0 years           $1.30
        $2.13                       6,200            8.4 years           $2.13
        $2.19                      48,000            2.9 years           $2.19
        $2.27                      20,800            5.9 years           $2.27
        $2.90                      20,000            1.8 years           $2.90
        $3.95                      40,000            4.4 years           $3.95
        $4.60 - $5.48             176,000            0.4 years           $4.77
                               ----------

                                  366,000
                               ==========

  The stock option agreements, as amended on March 2, 1999, state that outstanding options can be exercised at a price of $3.125 in the event of a "change in control," as defined in the agreements. Assuming these shares were exercised, there would be no material impact on earnings per share.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001




NOTE L - COMMON STOCK

  At December  31,  2002 and 2001,  the Company  had  20,000,000  and  7,000,000
  shares, respectively, of $0.01 par value common stock authorized. At December 31, 2002, 1,585,646 shares were issued and 1,573,946 shares were outstanding. At December 31, 2001, 1,627,362 shares were issued and 1,585,646 shares were outstanding.

  During 2002 and 2001, the Company repurchased 11,700 and 22,716 shares of its common stock, respectively, through the open market.

NOTE M - SEGMENT INFORMATION

  The Company is a holding company which owns and operates one subsidiary which manufactures monocrystalline silicon wafers used in the microelectronics industry. The Company considers its business to consist of one reportable operating segment.

NOTE N - CONTINGENCIES

  The Company is involved in legal and administrative proceedings and claims of various types during the ordinary course of business. While any litigation contains an element of uncertainty, management does not expect these legal matters will have a material adverse effect on the Company's results of operations or financial position.

NOTE O - MARKET VALUE OF EQUIPMENT RECEIVED

  In December 1995 and January 1996, Recticon entered into two agreements with two of its customers requiring the construction and maintenance of two crystal-growing furnaces and all of the necessary related equipment. The construction and maintenance of these furnaces and related equipment were financed in full by the two customers in exchange for a set production of silicon wafers to be delivered to each customer over the next five full years. During 2001, these agreements expired and, per the terms of the agreements, Recticon was assigned title to the furnaces and related equipment from the two customers as compensation for fulfilling its commitments under contracts. Individual bills of sale were signed for each furnace and related equipment in September and December 2001, thus changing title of ownership to Recticon. At this time, Recticon obtained third-party quotations for each of the furnaces and related equipment to determine the fair market value of the machines, amounting to $653,400. This amount is included in property, plant and equipment at December 31, 2001 and income for the year ended December 31, 2001.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2002 and 2001


NOTE P - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                      Year ended December 31, 2002
                                                                    Diluted net
                                       Operating        Net        income (loss)
                          Revenues       loss           loss         per share
                        ------------ ------------   ------------   -------------

      1st Quarter        $1,204,808  $  (206,046)  $  (154,238)      $(0.10)
      2nd Quarter         1,034,620     (197,952)     (195,841)       (0.12)
      3rd Quarter           887,903     (437,075)   (1,704,592)       (1.08)
      4th Quarter           577,674     (565,231)     (616,476)       (0.39)
                        ------------ ------------   ------------   -------------

      Total              $3,705,005  $(1,406,304)  $(2,671,147)      $(1.69)
                        ============ ============   ============   =============

                                      Year ended December 31, 2001
                        ------------------------------------------------------
                                      Operating         Net         Diluted net
                                        profit        income       income (loss)
                         Revenues       (loss)        (loss)         per share
                        ------------ ------------   ------------   -------------

      1st Quarter        $2,134,594  $  196,441    $  119,066        $ 0.07
      2nd Quarter         1,551,326     (35,207)      (11,623)        (0.01)
      3rd Quarter           988,802    (289,857)     (293,914)        (0.18)
      4th Quarter           839,370     390,422       345,645          0.20
                        ------------ ------------   ------------   -------------

      Total              $5,514,092  $  261,799    $  159,174        $ 0.10
                        ============ ============   ============   =============