Form 10QSB
period 2003-03-31
ACORN HOLDING CORP
filed 2003-05-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 2003
                                          ----------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,573,942 shares of common stock, $.01 par value, as of May 14, 2003 (which reflects the two-for-five reverse stock split effective April 19, 1999).


                      Acorn Holding Corp. and Subsidiaries

                       CONSOLIDATED INTERIM BALANCE SHEETS



                                                              March 31,   December 31,
                                                                2003        2002
                                                             ------------ ------------
                                                              (unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                  $ 572,225    $ 753,785
   Investment securities                                         13,698       14,230
   Accounts receivable - trade                                   64,680      106,548
   Inventories                                                1,712,922    1,852,319
   Prepaid expenses                                             119,699       40,321
                                                             ------------  -----------

       Total current assets                                   2,483,224    2,767,203
                                                             ------------  -----------

MACHINERY AND EQUIPMENT, net of accumulated depreciation of
   $2,269,581 and $2,144,940, respectively                    2,694,938    2,819,579
                                                             ------------  -----------

OTHER ASSETS
   Other investments                                              9,108        9,108
   Miscellaneous receivable                                       2,300            0
                                                             ------------  -----------
                                                                 11,408        9,108

                                                             $5,189,570   $5,595,890
                                                             ============ ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                           $ 205,810   $  106,727
   Accrued expenses
     Salaries                                                   993,989      858,383
     Other                                                       73,058       93,947
   Line of credit                                               375,000      375,000
                                                             ------------ ------------

       Total current liabilities                              1,647,857    1,434,057
                                                             ------------ -------------

STOCKHOLDERS' EQUITY
   Common stock                                                  15,856       15,856
   Additional paid-in capital                                11,786,229   11,786,229
   Accumulated deficit                                       (8,248,511)  (7,628,923)
   Accumulated other comprehensive income                         2,108        2,640
                                                             ------------ ------------
                                                              3,555,682    4,175,802
   Treasury stock, at cost                                      (13,969)     (13,969)
                                                             ------------- ------------

       Total stockholders' equity                             3,541,713    4,161,833
                                                             ------------ ------------

                                                             $5,189,570   $5,595,890
                                                             ============ ============


                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

                                Three months ended March 31,
                                        (unaudited)


                                                                2003        2002
                                                              ----------  ------------

Net sales                                                     $ 471,067    $ 1,204,808
                                                              ---------    -----------

Costs and expenses
Cost of sales                                                   770,572      1,022,824
Selling, general and administrative                             316,660        388,030
                                                              ----------   -----------
                                                              1,087,232      1,410,854
                                                              ------------ -----------

Operating loss                                                 (616,165)      (206,046)
                                                              ------------ ------------


Interest income (expense)                                        (3,423)         3,329
                                                              ------------ ------------

Loss before income tax expense                                 (619,588)      (202,717)
                                                              ============ ============

Income tax (benefit) expense                                          0        (48,479)
                                                              ------------ ------------

Net loss                                                      $(619,588)   $  (154,238)
                                                              ============ ============

Loss per share (basic and diluted)                            $   (0.39)   $     (0.10)
                                                              ============ ============

Weighted average shares outstanding - basic                   1,573,946      1,686,642
                                                              ============ ============

Weighted average shares outstanding - diluted                 1,573,946      1,585,642
                                                              ============ ============

The accompanying notes are an integral part of these statements.


                      Acorn Holding Corp. and Subsidiaries

 CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME

                     From January 1, 2003 to March 31, 2003 (unaudited)


                                                                         Accumulated
                                                Additional                  other
                                     Common      paid-in    Accumulated comprehensive Treasury
                                      Stock      Capital     Deficit       Income       Stock       Total
                                    ---------   ---------   ---------   -----------   ---------   -------------

Balance at January 1, 2003          $  15,856   $11,786,229 $(7,628,923)  $  2,640     $(13,969)  $  4,161,833

Comprehensive loss
   Net loss                               -           -        (619,588)         -            -       (619,588)
Net unrealized loss on investments
   in securities available-for-sale       -           -           -           (532)           -           (532)
                                    ---------   ---------   ---------   -----------   ---------   -------------
   Total comprehensive loss                                                                           (620,120)
                                    ---------   ---------   ---------   -----------   ---------   -------------


Balance at March 31, 2003           $  15,856   $11,786,229 $(8,248,511)  $  2,108     $(13,969)  $  3,541,713
                                     ========    ==========  ==========    =======      =======    ===========


                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                   (unaudited)




                                                                2003        2002
                                                              ----------  ---------

Cash flows from operating activities
   Net loss                                                   $(619,588)  $(154,238)
   Adjustments to reconcile net income to net cash
       used in operating activities
     Depreciation and amortization                              124,641     112,184
     Deferred income taxes (benefit)                                  0     (18,828)
     (Increase) decrease in assets
       Accounts receivable                                       41,868     (21,700)
       Inventories                                              139,397     104,823
       Prepaid expenses and other assets                        (81,678)    (61,895)
     Increase (decrease) in liabilities
       Accounts payable                                          99,083     (48,407)
       Accrued expenses                                         114,717      41,353
                                                              ---------   ---------

         Net cash used in operating activities                 (181,560)    (46,708)

Cash flows from investing activities
   Purchase of machinery and equipment, including deposits            0    (211,930)
   Proceeds from redemption of investments                            0      (1,273)
                                                              ---------   ----------

         Net cash used in investing activities                        0    (213,203)
                                                              ---------   ----------


         NET DECREASE IN CASH AND
            CASH EQUIVALENTS                                   (181,560)   (259,911)

Cash and cash equivalents at beginning of period                753,785   1,476,244
                                                              ---------   ----------

Cash and cash equivalents at end of period                    $ 572,225  $1,216,333
                                                              =========  ===========



The accompanying notes are an integral part of these statements.

             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 March 31, 2003

                                   (Unaudited)


NOTE A - ORGANIZATION AND PURPOSE

Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983. Acorn is a holding company for its wholly-owned subsidiaries, Recticon Enterprises, Inc. (Recticon) and AI Liquidating Corp. Recticon is organized to engage in the business of manufacturing and processing of silicon wafers for the semiconductor industry. AI Liquidating Corp. is an inactive subsidiary.

NOTE B - BASIS OF PRESENTATION

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

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 2002 balance sheet has been derived from the audited financial statements contained in the 2002 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

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

As of December 31, 2001, the beginning of fiscal 2002, the Company no longer amortizes goodwill. The Company's goodwill is subject to an annual impairment test, using a two-step process. If impairment losses are required to be recognized upon the initial application of this statement, they would be accounted for as a cumulative

                      Acorn Holding Corp. and Subsidiaries

                                 March 31, 2003

                                   (Unaudited)

                                   (Continued)




NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS - Continued


effect of the change in accounting principles. The Company has completed the transitional impairment tests prescribed by the Statement, with goodwill impairment recorded during the third quarter of 2002 and as of January 1, 2002. (See Note D, Change in Accounting Principle)

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 applies to all entities, including rate-regulated entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, constructions or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement did not have a material impact on the financial condition or results of operations of the Company.

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

In April 2002, SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 13, and Technical Correction", was issued. This standard changes the accounting principles governing extraordinary items by, among other things, providing more definitive criteria for extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of the Statement did not have a material impact on the financial condition or results of operations of the Company.

                                 March 31, 2003

                                   (Unaudited)

                                   (Continued)




NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS - Continued


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

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      Certain statements in this Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made typically by use of words or phrases such as "estimate," "plans," "projects," "anticipates," "continuing," "ongoing," "expects," "believes," or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Form 10-QSB include, among others: (i) increased competition from new and existing competitors and pricing practices from such competitors and (ii) general industry and economic conditions. Any forward-looking statements included in this Form 10-QSB are made only as of the date hereof, based on information available to the Company as of the date hereof, and subject to applicable law to the Company, the Company assumes no obligation to update any forward-looking statements.

      Sales for the three-month period ended March 31, 2003 decreased $773,741 from the three-month period ended March 31, 2002. The Company had an operating loss of $616,165 for the three-months ended March 31, 2003, as compared to an operating loss of $206,046 for the comparable prior year period.

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

ITEM 3.    Controls and Procedures

      The management of the Company, including Stephen A. Ollendorff as Chairman and Chief Executive Officer and Larry V. Unterbrink as Treasurer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Under rules promulgated by the Commission, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Ollendorff and Unterbrink determined that, as of the Evaluation Date, such controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


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

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Company filed during the quarter ended March 31, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ACORN HOLDING CORP.



Date: May 14, 2003                            /s/Larry V. Unterbrink
                                              ----------------------------------
                                              Larry V. Unterbrink, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)


                                              /s/Stephen A. Ollendorff,
                                              ----------------------------------
                                              Stephen A. Ollendorff,
                                              Chairman, Chief Executive Officer,
                                              and Secretary

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

Date: May 14 , 2003

                                       /s/Stephen A. Ollendorff
                                       -----------------------------------------
                                       Stephen A. Ollendorff
                                       Chairman and Chief Executive Officer

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

Date: May 14, 2003

                                       /s/Larry V. Unterbrink
                                       -----------------------------------------
                                       Larry V. Unterbrink
                                       Treasurer