Form 10QSB
period 2003-06-30
ACORN HOLDING CORP
filed 2003-10-03
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 2003

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
               Yes                       No        X
                      -------------           ------------

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,573,942 shares of common stock, $.01 par value, as of October 1, 2003 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2003          2002
                                                    -----------   ------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   504,184   $   753,785
   Investment securities                                 12,788        14,230
   Accounts receivable - trade                           37,658       106,548
   Inventories                                           65,000     1,852,319
   Prepaid expenses                                      73,731        40,321
   Assets held for sale                               1,024,869             0
                                                    -----------   -----------

         Total current assets                         1,718,230     2,767,203
                                                    -----------   -----------

MACHINERY AND EQUIPMENT, net of accumulated
   depreciation of $2,136,798 at December 31, 2002            0     2,819,579
                                                    -----------   -----------

OTHER ASSETS
   Other investments                                      9,108         9,108
   Miscellaneous receivable                               4,730             0
                                                    -----------   -----------
                                                         13,838         9,108

                                                    $ 1,732,068   $ 5,595,890
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $   120,584   $   106,727
   Accrued expenses:
      Deferred Compensation                           1,087,829       858,383
      Other                                             152,487        93,947
   Line of credit                                       485,000       375,000
                                                    -----------   -----------

         Total current liabilities                    1,845,900     1,434,057
                                                    -----------   -----------

STOCKHOLDERS' EQUITY
   Common stock                                          15,739        15,856
   Additional paid-in capital                        11,772,377    11,786,229
   Accumulated deficit                              (11,903,146)   (7,628,923)
   Accumulated other comprehensive income                 1,198         2,640
                                                    -----------   -----------
                                                       (113,832)    4,175,802
   Treasury stock, at cost                                    0       (13,969)
                                                    -----------   -----------

         Total stockholders' equity (deficiency)       (113,832)    4,161,833
                                                    -----------   -----------

                                                    $ 1,732,068   $ 5,595,890
                                                    ===========   ===========

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                              -------------------------     ------------------------
                                                  2003          2002           2003          2002
                                              -----------    ----------    -----------   -----------
Net sales                                      $        0     $       0     $        0    $        0
                                              -----------    ----------    -----------   -----------
Costs and expenses
   Cost of sales                                        0             0              0             0
   Selling, general and administrative            174,535       107,879        351,064       231,225
                                              -----------    ----------    -----------   -----------

                                                  174,535       107,879        351,064       231,225
                                              -----------    ----------    -----------   -----------

Operating loss                                  (174,535)     (107,879)      (351,064)     (231,225)

Other income
   Interest income                                    470         1,934          1,488         4,191
                                              -----------    ----------    -----------   -----------

Loss from continuing operations
   Before income taxes                          (174,065)     (105,945)      (349,576)     (227,034)
                                              -----------    ----------    -----------   -----------

Income tax (benefit) expense                            0        19,786              0        19,786
                                              -----------    ----------    -----------   -----------

Loss from continuing operations                 (174,065)     (125,731)      (349,576)     (246,820)
                                              -----------    ----------    -----------   -----------
Discontinued operations
   Operations of discontinued component         (286,061)      (70,110)      (730,670)     (103,259)

   Loss on liquidation of assets              (3,193,977)             0    (3,193,977)             0
                                              -----------    ----------    -----------   -----------

Loss on discontinued operations               (3,480,038)      (70,110)    (3,924,647)     (103,259)
                                              -----------    ----------    -----------   -----------

Net loss                                     $(3,654,103)    $(195,841)   $(4,274,223)   $ (350,079)
                                             ============    ==========   ============   ===========

Loss per share (basic and diluted)           $     (2.31)    $   (0.12)   $     (2.71)   $    (0.22)
                                             ============    ==========   ============   ===========

Weighted average shares outstanding - basic     1,579,796     1,585,642      1,579,796     1,585,642
                                             ============    ==========   ============   ===========

Weighted average shares outstanding - diluted   1,579,796     1,585,642     1,579,796      1,585,642
                                             ============    ==========   ============   ===========

                                                  3

                      Acorn Holding Corp. and Subsidiaries

        CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                From January 1, 2003 to June 30, 2003 (unaudited)

                                                                     Accumulated
                                           Additional                   other
                                  Common    paid-in    Accumulated  comprehensive  Treasury
                                   stock    capital      deficit       income        stock       Total
                                 -------- ----------- ------------   -----------    --------   ----------
Balance at January 1, 2003       $ 15,856 $11,786,229 $(7,628,923)   $  2,640       $(13,969)  $ 4,161,833

Comprehensive loss

   Net loss                           -           -    (4,274,223)        -             -      (4,274,223)
   Net unrealized loss on
    investments in securities
    available-for-sale                -           -          -        (1,442)           -          (1,442)
                                                                                               -----------

   Total comprehensive loss                                                                    (4,275,665)
                                                                                               -----------

Treasury shares retired             (117)    (13,852)        0           0             13,969       0
                                  -------  ----------  ------------   --------       ---------  ----------

Balance at June 30, 2003         $ 15,739 $11,772,377 $(11,903,146)  $  1,198       $   0      $ (113,832)
                                  =======  ==========  ============   =======        ========   ==========

                                                       4

                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                            Six months ended June 30,
                                   (unaudited)

                                                           2003         2002
                                                       ------------  -----------

Cash flows from operating activities
   Net loss                                            $(4,274,223)  $ (350,079)
   Adjustments to reconcile net loss to net cash
         (used in) operating activities
      Depreciation and amortization                        249,282      226,735
      Deferred income taxes (benefit)                            0      (18,828)
      Loss on liquidation of assets                      3,193,977            0
      (Increase) decrease in assets
         Accounts receivable                                68,890      (41,472)
         Inventories                                       138,770      (38,929)
         Prepaid expenses and other assets                (38,140)      (61,908)
      Increase (decrease) in liabilities
         Accounts payable                                   13,857       10,717
         Accrued expenses                                  287,986       77,800
                                                       -----------   ----------

           Net cash used in operating activities          (359,601)    (195,964)

Cash flows from investing activities
   Purchase of machinery and equipment                           0     (365,235)
   Purchase of investments                                       0        1,192
                                                       -----------   ----------

           Net cash used in investing activities                 0     (364,043)
                                                       -----------   ----------

Cash flows from financing activities
   Proceeds from bank line of credit                       110,000      200,000
                                                       -----------   ----------

           Net cash provided by financing activities       110,000      200,000
                                                       -----------   ----------

           NET DECREASE IN CASH AND
                    CASH EQUIVALENTS                      (249,601)    (360,007)

Cash and cash equivalents at beginning of period           753,785    1,476,244
                                                       -----------   ----------

Cash and cash equivalents at end of period             $   504,184   $1,116,237
                                                       ===========   ==========

                      Acorn Holding Corp. and Subsidiaries

             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                  June 30, 2003

                                   (Unaudited)

NOTE A - ORGANIZATION AND PURPOSE

Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983. Acorn is a holding company for its wholly-owned subsidiaries, Recticon Enterprises, Inc. (Recticon) and AI Liquidating Corp. Recticon was organized to engage in the business of manufacturing and processing of silicon wafers for the semiconductor industry (see Note D). AI Liquidating Corp. is an inactive subsidiary.

NOTE B - BASIS OF PRESENTATION

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results for the periods. The 2002 balance sheet has been derived from the audited financial statements contained in the 2002 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement applies to the liquidation of Recticon as of June 30, 2003 and during three and six month periods ended June 30, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of this accounting principal applies to the plan of liquidation of Recticon at and for the three and six month periods ended June 30, 2003.

NOTE D - LIQUIDATION OF RECTICON

On June 23, 2003 the Board of Directors of Acorn voted to cease operations and to liquidate the assets of Recticon. Immediately thereafter, Recticon fulfilled its backlog of orders and proceeded to sell or liquidate its assets and to pay its creditors. Subsequent to June 20, 2003 Recticon realized $1,099,869 from the sale of its assets and is proceeding to pay all its creditors.

The accompanying consolidated balance sheet as of June 30, 2003 include the assets of Recticon at their actual sales price. The consolidated statement of operations for the three and six month periods ended June 30, 2003 and 2002 include the operations of Recticon as a discontinued operation.

The net sales and pre tax losses of Recticon for the periods presented are as follows:

                       Three months ended June 30      Six months ended June 30
                       --------------------------      ------------------------
                          2003           2002            2003           2002
                          ----           ----            ----           ----

Net Sales              $   348,254    $1,034,620      $   819,321    $2,239,428
Pre-tax net loss         3,480,038        89,896        3,924,647       171,524

Subsequent to June 30, 2003, management of Recticon reached a verbal agreement with its landlord to settle its future lease obligations by paying no more than one years rent obligation following abandonment of the space on September 30, 2003.

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

      One June 23, 2003, the Company announced that is wholly-owned subsidiary Recticon Enterprises, Inc. ("Recticon") had been advised by its principal customer that the demand for the type of product Recticon was making would not increase and furthermore there would be a sharp erosion in the price for such products going forward. As a result thereof, the Company's negotiations to raise additional capital were terminated. The Board of Directors of Recticon and the Company determined that since the Company did not have the financial resources to sustain the anticipated operating losses of Recticon and to try to limit the further erosion of Recticon's assets, the management of Recticon was authorized to liquidate the assets of Recticon at the highest possible price in the shortest period of time. An immediate phase out of employees commenced, except for four employees who were required to assist in the orderly liquidation of the business. Since June 23, 2003, Recticon completed its remaining outstanding orders and has sold all of its assets for $1,099,869. The Company is now proceeding to pay all of its creditors.

      Because the assets of Recticon are being liquidated, the operations of Recticon are shown in the accompanying Statement of Operations as a discontinued operation for all periods presented. Included in "Operations of discontinued component" in the Statement of Operations are sales less all costs of operations and other expenses of Recticon in each period. Sales for Recticon for the three-month period ended June 30, 2003 decreased $686,366 from the three-month period ended June 30, 2002 while sales for the six month period ended June 30, 2003 decreased $1,420,107 from the six month period ended June 30, 2002.

      Upon the liquidation of the assets of Recticon, the Company plans on seeking strategic alternatives (to be completed after the Board meeting).

      The balance sheet for June 30, 2003 reflects the liquidation value of the assets of Recticon. Based on those values, the Company incurred a loss of approximately $3,193,977, which represents a loss on the disposal of machinery and equipment of approximately $1,545,428 and approximately $1,648,549 from the liquidation of inventory. The loss incurred in the sale of Recticon's machinery and equipment is based on the proceeds of the immediate liquidation at a time when there is little demand for this type of machinery and equipment due to, among other factors, manufacturing overcapacity. The loss incurred as a result of the sale of the inventory was primarily due to the fact that a significant amount of the remaining inventory as of the date the liquidation of the assets of Recticon was authorized, including work in progress and finished goods, were the types of specialty wafer for which there currently is very little immediate demand among the repeat customers who have customarily purchased these types of wafers.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

             31.1 Certification by the Chief Executive  Officer pursuant to Rule
                  13a-14(a) of the Exchange Act.

             31.2 Certification  of the Chief Executive  Officer  Pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification  by the Chief Financial  Officer  pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification  of  the  Principal   Financial  and  Accounting
                  Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K dated June 23, 2003 announcing that Recticon Enterprises, Inc., its operating subsidiary was closing down its operations upon fulfillment of its existing orders.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ACORN HOLDING CORP.



Date: October 2, 2003
                                         /s/ Larry V. Unterbrink
                                         --------------------------------
                                         Larry V. Unterbrink, Treasurer
                                         (Principal Financial and
                                         Accounting Officer)



                                         /s/ Stephen A. Ollendorff
                                         --------------------------------
                                         Stephen A. Ollendorff,
                                         Chairman, Chief Executive Officer,
                                         and Secretary