Form 10QSB
period 2003-09-30
ACORN HOLDING CORP
filed 2003-12-30
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        September 30, 2003
                                          ----------------------

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

Yes             No  x
   -----          -----


APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,573,942 shares of common stock, $.01 par value, as of December 29, 2003 (which reflects the two-for-five reverse stock split effective April 19, 1999).

                      Acorn Holding Corp. and Subsidiaries

                       CONSOLIDATED INTERIM BALANCE SHEETS


                                                   September 30,  December 31,
                                                       2003           2002
                                                 -------------    -------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $    665,014       $    753,785
   Investment securities                                   0             14,230
   Accounts receivable - trade                             0            106,548
   Inventories                                             0          1,852,319
   Prepaid expenses                                        0             40,321
                                                 -----------        -----------

       Total current assets                          665,014          2,767,203
                                                 -----------        -----------

MACHINERY AND EQUIPMENT, net of accumulated
   depreciation of $2,136,798                              0          2,819,579
                                                 -----------        -----------

OTHER ASSETS - Other Investments                           0              9,108
                                                 -----------        -----------

       Total assets                             $    665,014       $  5,595.890
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $      3,169       $    106,727
   Accrued expenses:
     Deferred Compensation                           198,297            858,383
     Other                                            87,890             93,947
   Line of credit                                          0            375,000
                                                 -----------        -----------

       Total current liabilities                     289,356          1,434,057
                                                 -----------        -----------

STOCKHOLDERS' EQUITY
   Common stock                                       15,739             15,856
   Additional paid-in capital                     11,772,377         11,786,229
   Accumulated deficit                           (11,412,458)        (7,628,923)
   Accumulated other comprehensive income                  0              2,640
                                                 -----------        -----------
                                                     375,658          4,175,802
   Treasury stock, at cost                                 0            (13,969)
                                                 -----------        -----------

       Total stockholders' equity                    375,658          4,161,833
                                                 -----------        -----------

                                                $    665,014       $  5,595,890
                                                 ===========        ===========


                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Three Months Ended       Nine Months Ended
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       -------------------    -------------------------
                                                        2003        2002        2003          2002
                                                      --------   ---------    --------   --------------

Net sales                                             $        0 $         0  $         0   $         0
                                                       ---------    --------   ----------     ---------

Costs and expenses
   Cost of sales                                               0           0            0             0
   Selling, general and administrative                  (884,846)     91,122     (533,782)     (322,347)
                                                       ---------    --------    ---------      ---------

Operating income (loss)                                  884,846     (91,122)     533,782      (322,347)

Other income
   Interest income                                           167       2,122        1,655         6,313
                                                       ---------    --------    ---------      ---------

Income (loss) from continuing operations
   before income taxes and cumulative effect of a
    change in accounting principle                       885,013     (89,000)     535,437      (316,034)

Income tax (benefit) expense                                   0   1,286,731            0    (1,306,517)
                                                       ---------   ---------    ---------     ---------

Income (loss) from continuing operations before
   cumulative effect of a change in accounting
   principle                                             885,013  (1,375,731)     535,437    (1,622,551)
                                                       ---------   ---------    ---------     ---------

Cumulative effect of change in accounting
   principle                                                   0           0            0        42,767
                                                       ---------   ---------    ---------     ---------

Income (loss) from continuing operations                 885,013  (1,375,731)     535,437    (1,665,318)
                                                      ----------   ---------    ---------     ---------


Discontinued operations
   Loss from operations of
   discontinued component                               (351,885)   (328,861)  (1,082,555)     (432,120)

   Loss on disposal of assets                            (42,440)          0   (3,236,417)            0
                                                      ----------    --------    ---------     ---------

   Loss on discontinued operations                      (394,325)   (328,861)  (4,318,972)     (432,120)
                                                       --------- ----------   ----------     ----------

Net Income (loss)                                     $  490,688 $(1,704,592) $(3,783,535)  $(2,097,438)
                                                       ---------  ----------   ----------     ----------

Net Income (loss) per share:
   Continuing operations (basic and diluted)          $     0.56  $    (0.87) $     0.34    $     (1.05)
   Discontinued operations (basic and diluted)             (0.25)      (0.21)      (2.73)         (0.27)
                                                          ------      ------      ------          -----
   Net income (loss) per share (basic and diluted)    $     0.31  $    (1.08) $    (2.39)   $     (1.32)

Weighted average shares outstanding - basic            1,579,796   1,578,500   1,579,796      1,584,400
                                                       ---------   ---------   ---------      ---------

Weighted average shares outstanding - diluted          1,579,796   1,578,500   1,579,796      1,584,400
                                                       ---------   ---------   ---------      ---------




                      Acorn Holding Corp. and Subsidiaries

        CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

             From January 1, 2003 to September 30, 2003 (unaudited)




                                                                                 Accumulated
                                                   Additional                       Other
                                     Common        Paid-in        Accumulated   Comprehensive   Treasury
                                     Stock         Capital         Deficit         Income        Stock         Total
                                    --------       ----------    -------------  --------------  -----------   ----------

Balance at January 1, 2003          $ 15,856      $11,786,229   $   (7,628,923)  $     2,640    $ (13,969)   $ 4,161,833

Comprehensive loss

   Net loss                                                         (3,783,535)                               (3,783,535)
   Reversal of unrealized holding
    gains on securities sold                                                          (2,640)                     (2,640)
                                                                                                              ----------

   Total comprehensive loss                                                                                   (3,786,175)
                                                                                                              ----------

Treasury shares retired                 (117)         (13,852)               0             0       13,969              0
                                     -------        ----------       ----------    ----------    ---------     ----------

Balance at September 30, 2003       $ 15,739      $11,772,377   $  (11,412,458)  $         0    $       0    $  (375,658)
                                     =======       ==========    ==============   ==========     =========    ===========


                      Acorn Holding Corp. and Subsidiaries

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

                         Nine months ended September 30,
                                   (unaudited)




                                                                2003           2002
                                                            -----------    ------------

Cash flows from operating activities
   Net loss                                                 $(3,783,535)   $(2,097,438)
   Adjustments to reconcile net loss to net cash
       (used in) operating activities
     Depreciation and amortization                              249,282         348,880
     Non-cash charge due to change in
       accounting principle                                           0          42,767
     Loss on investments                                          8,796               0
     Deferred income taxes (benefit)                                  0       1,236,718
     Loss on liquidation of assets                            3,236,417               0
     (Increase) decrease in assets
       Accounts receivable                                      106,548          84,874
       Inventories                                              219,747         130,336
       Prepaid expenses and other assets                        (19,689)        (31,299)
     Increase (decrease) in liabilities
       Accounts payable                                        (103,558)         (1,583)
       Accrued expenses                                        (666,143)         94,152
                                                             -----------      ---------

         Net cash used in operating activities                 (752,135)       (192,593)
                                                             ----------       ---------

Cash flows from investing activities
    Sale proceeds / (Purchase) of machinery and equipment     1,026,462        (621,570)
   Proceeds from redemption of investments                       11,902               0
                                                             -----------      ---------

         Net cash provided by (used in) investing activities  1,038,364        (621,570)
                                                             ----------       ---------

Cash flows from financing activities
   Purchase of treasury stock                                         0         (13,621)
   (Payment) Proceeds - bank line of credit                    (375,000)        200,000
                                                             ----------       ---------

         Net cash (used in) provided by financing activities   (375,000)        186,379
                                                             ------------     ---------

         NET DECREASE IN CASH AND
                  CASH EQUIVALENTS                              (88,771)       (627,784)

Cash and cash equivalents at beginning of period                753,785       1,476,244
                                                             ----------       ---------

Cash and cash equivalents at end of period                  $   665,014    $     848,460
                                                             ===========      ==========

                      Acorn Holding Corp. and Subsidiaries

             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               September 30, 2003

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

NOTE B - BASIS OF PRESENTATION

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results for the periods. The 2002 balance sheet has been derived from the audited financial statements contained in the 2002 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement applies to the liquidation of Recticon as of September 30, 2003 and during the three and nine month periods ended September 30, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of this accounting principle applies to the plan of liquidation of Recticon at and for the three and nine month periods ended September 30, 2003.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE D - LIQUIDATION OF RECTICON

On June 23, 2003 the Board of Directors of Acorn voted to cease operations and to liquidate the assets of Recticon. Immediately thereafter, Recticon fulfilled its backlog of orders and proceeded to sell or liquidate its assets and to pay its creditors. Recticon has completed its liquidation.

The consolidated statement of operations for the three and nine month periods ended September 30, 2003 and 2002 include the operations of Recticon as a discontinued operations. Management of Recticon has settled its future lease obligations by paying a settlement sum and has abandoned the space as of September 30, 2003.

The net sales and pre tax losses of Recticon for the periods presented are as follows:


                  THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                  -------------------------------           ------------------------------
                  2003              2002                      2003              2002
                  ----              ----                      ----              ----

Net Sales         $  91,314         $887,903                  $   910,635       $3,127,331
Pre-tax net loss    394,025          348,455                    4,318,972          519,979



NOTE E - SETTLEMENT OF COMPENSATION LIABILITY

The Company settled all of the accrued compensation claims of management totaling $1,319,971 as of September 30, 2003 for approximately $225,000. In addition, the Board and Management agreed to waiver all contractual rights, and agreed not to accept any compensation on or after of September 30, 2003. The reduction in the liability is reflected in the accompanying Consolidated Interim Statement of Operations as a reduction of Selling, general and administrative expenses for the three and nine month periods ended September 30, 2003.

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

      On June 23, 2003, the Company announced that its wholly-owned subsidiary Recticon Enterprises, Inc. ("Recticon") had been advised by its principal customer that the demand for the type of product Recticon was making would not increase and furthermore there would be a sharp erosion in the price for such products going forward. As a result thereof, the Company's negotiations to raise additional capital were terminated. The Board of Directors of Recticon and the Company determined that since the Company did not have the financial resources to sustain the anticipated operating losses of Recticon and to try to limit the further erosion of Recticon's assets, the management of Recticon was authorized to liquidate the assets of Recticon at the highest possible price in the shortest period of time. As of September 30, 2003, it has sold all of its assets for $1,099,869. The Company believes that as of the date hereof, all of the creditors of Recticon have been paid except for approximately $8,000 which will be paid prior to the end of the year.

      Because the assets of Recticon have been liquidated, the operations of Recticon are shown in the accompanying Statement of Operations as a discontinued operation for all periods presented. Included in "Operations of discontinued component" in the Statement of Operations are sales less all costs of operations and other expenses of Recticon in each period. Sales for Recticon for the three-month period ended September 30, 2003 decreased $819,321 from the three-month period ended September 30, 2002 while sales for the nine month period ended September 30, 2003 decreased $2,239,428 from the nine month period ended September 30, 2002.

      The balance sheet as of September 30, 2003 reflects the value of the Company after the liquidation of Recticon and a settlement of all accrued and contractual claims of Recticon. The Company settled all of the accrued compensation claims of management totaling $1,319,971.28 as of September 30, 2003 for approximately $225,000. In addition, the Board and Management agreed to waive all contractual rights, and agreed not to accept any compensation on or after of September 30, 2003. In addition, they agreed to relinquish all their options so that there are presently no outstanding options.

      The Company plans on seeking strategic alternatives.

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

      32.1  Certification  by the Chief Financial  Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Rule 13a-14(a) of the Exchange Act.

      32.2  Certification  of the  Principal  Financial and  Accounting  Officer
            Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ACORN HOLDING CORP.



Date: December 29, 2003
                                              /s/ Larry V. Unterbrink
                                              -----------------------------
                                              Larry V. Unterbrink, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)



                                              /s/ Stephen A. Ollendorff
                                              -----------------------------
                                              Stephen A. Ollendorff,
                                              Chairman, Chief Executive Officer,
                                              and Secretary