Form 10KSB
period 2003-12-31
ACORN HOLDING CORP
filed 2005-02-07
CIK 737243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                          COMMISSION FILE NO. 811-08469
                               ACORN HOLDING CORP.
                               -------------------
                 (Name of small business issuer in its charter)

      Delaware                                          59-2332857
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


         599 Lexington Avenue, 31st Floor, New York, New York 10022-6030
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code        (212) 536-4089
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended December 31, 2003 were $910,635.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 4, 2005 [valued at the bid price and the asked price (both of which were $.12) on such date] was $119,966.

The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of February 4, 2005 was: 1,573,942.

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

RECENT DEVELOPMENT

      On June 23, 2003, the Company announced that Recticon had been advised by its principal customer that the demand for the type of product Recticon was making would not increase and furthermore there would be a sharp erosion in the price for such products going forward. As a result thereof, the Company's negotiations to raise additional capital were terminated. The Board of Directors of Recticon and the Company determined that since the Company did not have the financial resources to sustain the anticipated operating losses of Recticon and to try to limit the further erosion of Recticon's assets, the management of Recticon was authorized to liquidate the assets of Recticon at the highest possible price in the shortest period of time. The liquidation of Recticon was completed and all of the assets have been sold for $1,099,869. The Company believes that as of the date hereof, all of the creditors of Recticon have been paid.

      The Company is seeking strategic alternatives including the acquisition of a private company which seeks to become public by way of merger. To date, the Company has not been successful in finding such an alternative.

EMPLOYEES

      The Company currently has three executive officers. Effective September 30, 2003, the Board of Directors and the executive officers of the Company agreed not to accept any further compensation for services rendered after such date.

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

      None

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

       Quarter Ending             Low                High
       --------------             ---                ----

           2003
           ----

        March 31                  $.43               $1.01
        June 30                   $.26               $1.01
        September 30              $.25               $.45
        December 31               $.07               $.25

       Quarter Ending             Low                High
       --------------             ---                ----

           2002
           ----

        March 29                  $1.419             $2.359
        June 28                   $1.289             $1.799
        September 30              $1.009             $1.299
        December 31               $0.400             $1.179


      As of February 4, 2005, there were approximately 378 holders of record of the Company's Common Stock with 1,573,942 shares of Common Stock outstanding. In addition, the Company believes that there are a significant number of beneficial owners of Common Stock whose shares are held in "street" name as of such date. On February 4, 2005, the closing bid and asked quotations of the Common Stock were both $.12.

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

      On June 23, 2003, the Company announced that its only operating subsidiary, Recticon Enterprises, Inc. ("Recticon") had been advised by its principal customer that the demand for the type of product Recticon was making would not increase and furthermore there would be a sharp erosion in the price for such products going forward. As a result thereof, the Company's negotiations to raise additional capital were terminated. The Board of Directors of Recticon and the Company determined that since the Company did not have the financial resources to sustain the anticipated operating losses of Recticon and to try to limit the further erosion of Recticon's assets, the management of Recticon was authorized to liquidate the assets of Recticon at the highest possible price in the shortest period of time. As of December 31, 2003, it has sold all of its assets for $1,099,869. The Company incurred a loss of $3,236,719 as a result of such liquidation. The only ongoing costs and expenses the Company will incur in the future are accounting fees, transfer agent fees, and federal, state and local taxes.

      Because the assets of the Company, other than cash, have been liquidated, the operations of the Company are shown in the accompanying Statement of Discontinued Operations for all periods presented.

      The balance sheet as of December 31, 2003 reflects the value of the Company after the liquidation of Recticon and a settlement of all accrued and contractual claims of Recticon. The Company settled all of the accrued compensation claims of management totaling $1,302,971.28 as of December 31, 2003 for approximately $224,000. In addition, the Board and Management agreed to waive all contractual rights, and agreed not to accept any compensation on or after September 30, 2003. In addition, they agreed to relinquish all their options so that there are presently no outstanding options.

      Financial Condition - The Company is seeking strategic alternatives including the acquisition of a private company which seeks to become public by way of merger. To date, the Company has not been successful in finding such an alternative. The Company's cash and cash equivalents of $753,785 at December 31, 2002 decreased to $330,098 at December 31, 2003. The decrease in cash resulted primarily from costs associated with maintaining the Company's status as a public company.

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

      Not Applicable

ITEM 8a.  CONTROLS AND PROCEDURES
          -----------------------

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ------------------------------------------------------------------

      The following is a list (along with certain biographical information) of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:

                                 YEAR OF
                                ELECTION
                                   AS
 NAME AND AGE                   DIRECTOR           POSITION
 ------------                   --------           --------

(As of 1/25/2005)

Bert Sager                      1983               Director
  (79)(1)(2)

Stephen A. Ollendorff           1983               Chairman of the Board of
  (66)(1)                                          Directors  (the "Board"),
                                                   Chief Executive Officer and
                                                   Secretary; Director

Edward N. Epstein*              1995               President and Chief
  (64)(1)                                          Operating Officer; Director

Larry V. Unterbrink                -               Treasurer
  (69)(3)

Paula Berliner                  1990               Director
  (61)(1)

Ronald J. Manganiello*          1997               Director
  (55)(1)(2)(4)

George Farley                   2001               Director
  (65)(1)(2)

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

      STEPHEN A. OLLENDORFF has been Chief Executive Officer of the Company since September 1992, Chairman of the Board since November 1995, President of the Company from June 1989 until November 1995, and Secretary since the Company's inception. He served as Vice President from the Company's inception until his election as President. He is currently of counsel to the law firm of Kirkpatrick & Lockhart Nicholson Graham LLP. Mr. Ollendorff also serves as a director of Artesyn.

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

      We have not yet adopted a code of ethics applicable to our principal executive officer and our principal financial and accounting officer. We are currently examining our corporate governance and other policies and procedures. Following such examination, we expect to adopt a code of ethics applicable to all directors, officers and employees.

AUDIT COMMITTEE AND CHARTER

      As of the date of this Statement, our audit committee consisted of the following directors:

      George Farley
      Ronald J. Manganiello
      Paula Berliner

      Messrs. Farley, Manganiello and Berliner are deemed independent members of the audit committee. Our audit committee is responsible for: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors.

      The Board of Directors considered whether the independent principal accountant is independent, and concluded that the auditor for the previous fiscal year ended December 31, 2003 was independent.

AUDIT COMMITTEE FINANCIAL EXPERT

      At this time, Mr. Farley is our audit committee financial expert. Mr. Farley is a certified public accountant and we believe that he is sufficiently qualified to act as our financial expert.

SECTION 16(a) COMPLIANCE

      Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company and beneficial owners of greater than 10% of the Common Stock are required to file certain reports with the Securities and Exchange Commission (the "Commission") in respect of their ownership of Company securities. The Company believes that during fiscal year 2003 all such required reports were timely filed, other than with respect to one Form 4 report required to be filed by Mr. Epstein, which was subsequently filed.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information for the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively, with respect to compensation earned by the Chief Executive Officer of the Company and the executive officers (whose salary and bonus earned in fiscal year 2003 exceeded $100,000) of the Company (the "Named Executives").


                                     Annual Compensation(1)           Long-Term
                                                                    Compensation
                                                                    ------------
 Name and                                                            Securities
 Principal Position         Year       Salary($)      Bonus($)       Underlying
 ------------------         ----       ---------      --------       Options(#)
                                                                     ----------

 Stephen A. Ollendorff      2003    $0(2)(3)            -0-              --
   Chairman and Chief       2002    $132,380(3)         -0-              --
   Executive Officer        2001    $101,073(3)         -0-              --

 Edward N. Epstein          2003    $ 98,297(2)(4)      -0-              --
   President and Chief      2002    $ 87,043(4)         -0-              --
   Operating Officer        2001    $114,230(4)         -0-              --


(1) No officer received perquisites which, are in the aggregate, greater than or equal to the lesser of $50,000 or 10% of such officer's annual salary and bonus.

(2) Effective September 30, 2003, the executive officers agreed not to accept any further compensation for services rendered after such date, and agreed to accept a cash payment of approximately 15% of such executive's all accrued compensation through September 30, 2003.

(3) Represents actual cash payments made to Mr. Ollendorff during the fiscal years 2001, 2002 and 2003; however, does not include the accrued amounts for the respective period. In fiscal year 2003, Mr. Ollendorff waived the cash payment from the Company in payment of all his accrued compensation through September 30, 2003.

(4) Represents actual cash payments made to Mr. Epstein for the fiscal years 2001, 2002 and 2003, but dues not include the accrued amounts for the respective periods. In fiscal year 2003, Mr. Epstein received approximately $98,000 in payment of his accrued compensation.

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

STOCK OPTION GRANTS AND VALUES

      During the fiscal year ended December 31, 2003, there were no stock option grants or stock appreciation rights granted to the Named Executives. Effective September 30, 2003, all executive officers and directors relinquished their rights to any unexercised stock options held by such under the Company's stock option plans. Accordingly, as of December 31, 2003, there are no exercisable or non-exercisable options held by any employee, officer, director or other person.

COMPENSATION OF DIRECTORS

      Effective September 30, 2003, the directors agreed not to accept any further compensation for services rendered after such date, and agreed to accept a cash payment of approximately 15% of such accrued compensation from November 1, 2002 (the date upon which directors began accruing cash compensation) through September 30, 2003.

      Effective September 30, 2003, all directors relinquished their rights to any unexercised stock options held by such under the Company's 2001 Directors Stock Option Plan. Accordingly, as of December 31, 2003, there are no exercisable and non-exercisable options held by the directors.

EMPLOYMENT ARRANGEMENTS

      There are no current employment agreements between the Company and its executive; all previous employment agreements were terminated as of September 30, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth, as of the close of business on February 1, 2005, information as to those stockholders (other than members of the Company's management), who are known by the Company to beneficially own more than 5% of its outstanding Common Stock:

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

OWNERSHIP BY MANAGEMENT

      The following table sets forth, as of February 1, 2005, the beneficial ownership of the Common Stock of the Company of (i) each director (including the Named Executives) of the Company and (ii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

   Name and Address of        Amount and Nature of    Percentage of Outstanding
   Beneficial Owner(1)        Beneficial Ownership           Shares Owned
   -------------------        --------------------           ------------

                                107,330
   Bert Sager                     (2)                             6.8%

   Stephen A. Ollendorff        369,690                          23.5%
                                  (3)

Name and Address of          Amount and Nature of    Percentage of Outstanding
Beneficial Owner(1)          Beneficial Ownership           Shares Owned
-------------------          --------------------           ------------

Edward N. Epstein                 309,300                          19.7%
                                  (3)(4)

Paula Berliner                      0                                -

Ronald J. Manganiello              57,278                           3.6%
                                   (5)

George Farley                       0                                -

                                  574,226
All executive officers           (2)(3)(4)                         36.5%
and directors as a group            (5)
(7 persons)

------------------

*     Less than 1%

(1) Unless otherwise indicated, the address of all the Company's directors and executive officers is c/o the Company's principal executive offices at 599 Lexington Avenue, 31st Floor, New York, NY 10022-6030.

(2) Does not include 80 shares of Common Stock owned by Mr. Sager's spouse, as sole trustee of a trust formed by Ms. Sager's mother, as to which Mr. Sager disclaims beneficial ownership.

(3) Stephen A. Ollendorff, Chairman of the Board, Chief Executive Officer and Secretary of the Company, has entered into an Irrevocable Proxy and Voting Agreement with Respect to Election of Directors, dated December 19, 1995, with Edward N. Epstein, President of the Company, with respect to the shares of Common Stock beneficially owned by Mr. Epstein. See "--Certain Relationship and Related Transactions." Accordingly, Mr. Ollendorff's beneficial ownership includes such shares. Other than as set forth above, Mr. Ollendorff disclaims beneficial ownership of such shares.

(4)   Includes shares owned by Mr. Epstein as trustee for his minor child.

(5)   Includes shares owned by Mr. Manganiello's spouse.

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

      10.1 1991 Stock Option  Plan,  as amended -  incorporated  by reference to
Exhibit 10.7 to the Company's Registration Statement on Form N-2 (No. 33-69610) filed with the Commission on September 29, 1993.

      10.2 2001  Performance  Equity Plan - incorporated by reference to Exhibit
10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

      10.3 2001  Directors  Stock  Option Plan -  incorporated  by  reference to
Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

      21.  List of subsidiaries of the Company.

      31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

      31.2  Certification  of the Chief Executive  Officer Pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

      32.2 Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K:

      There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          --------------------------------------

      The  following  table  presents  the  cost  of  the  Company's   principal
accountants' fees and services for the years ended December 31, 2003 and 2002, respectively:

                                  2003                        2002
                                  ----                        ----
      Audit Fees                  $35,969                     $30,500
      Audit related fees            -                           -
      Tax Fees                    $ 3,800                     $12,700
      All Other Fees                -                           -
                                  -------                     -------

        TOTAL                     $39,769                     $31,770

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES

      The Company did not utilize any services other than audit and tax services in fiscal year 2003. It is the policy of the Audit Committee to pre-approve the retention of the auditors and their services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACORN HOLDING CORP.
                                         (Registrant)

Dated:  February 4, 2005                 By:  /s/ Stephen A. Ollendorff
                                         ----------------------------------
                                         Stephen A. Ollendorff, Chairman
                                         of the Board and Chief Executive
                                         Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                          ----

                                 Chairman of the Board          February 4, 2005
/s/ Stephen A. Ollendorff        Chief Executive Officer
-----------------------------    (Principal Executive
Stephen A. Ollendorff            Officer), Secretary
                                 and Director

                                 President and Chief            February 4, 2005
/s/ Edward N. Epstein            Operating Officer;
-----------------------------    Director
Edward N. Epstein

                                 Treasurer (Principal           February 4, 2005
/s/ Larry V. Unterbrink          Financial and Accounting
-----------------------------    Officer)
Larry V. Unterbrink


/s/ Paula Berliner               Director                       February 4, 2005
-----------------------------
Paula Berliner


                                 Director
-----------------------------
Ronald J. Manganiello


/s/ Bert Sager                   Director                       February 4, 2005
-----------------------------
Bert Sager



/s/ George Farley                Director                       February 4, 2005
-----------------------------
George Farley

   Financial Statements and Report of Independent Certified Public Accountants
                      Acorn Holding Corp. and Subsidiaries
                           December 31, 2003 and 2002

                                 C O N T E N T S


                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-3

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                        F-4

         STATEMENT OF DISCONTINUED OPERATIONS                               F-5

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY AND COMPREHENSIVE LOSS                                   F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-8

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Acorn Holding Corp.


         We have audited the accompanying consolidated balance sheets of Acorn Holding Corp. (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of discontinued operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the two year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Holding Corp. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note A-11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.



/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 12, 2005

                      Acorn Holding Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   December 31


   ASSETS                                             2003          2002
                                                    ----------    ----------

CURRENT ASSETS
   Cash and cash equivalents                        $  330,098    $  753,785
   Investment securities                                     0        14,230
   Accounts receivable - trade                               0       106,548
   Inventories                                               0     1,852,319
   Prepaid expenses                                          0        40,321
                                                    ----------    ----------

         Total current assets                          330,098     2,767,203
                                                    ----------    ----------

MACHINERY AND EQUIPMENT, net of accumulated
   depreciation of $2,144,940 in 2002                        0     2,819,579
                                                    ----------    ----------

OTHER ASSETS - Other Investments                             0         9,108
                                                    ----------    ----------

         Total assets                               $  330,098    $5,595.890
                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $    5,297    $  106,727
   Accrued expenses:
      Deferred Compensation                                  0       858,383
      Other                                                  0        93,947
   Line of credit                                            0       375,000
                                                    ----------    ----------

      Total current liabilities                          5,297     1,434,057
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
   Common stock                                         15,739        15,856
   Additional paid-in capital                       11,772,377    11,786,229
   Accumulated deficit                             (11,463,315)   (7,628,923)
   Accumulated other comprehensive income                    0         2,640
                                                    ----------    ----------
                                                       324,801     4,175,802
   Treasury stock, at cost                                   0       (13,969)
                                                    ----------    ----------

      Total stockholders' equity                       324,801     4,161,833
                                                    ----------    ----------

                                                    $  330,098    $5,595,890
                                                    ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      Acorn Holding Corp. and Subsidiaries

                      STATEMENT OF DISCONTINUED OPERATIONS

                             Year ended December 31,

                                                        2003          2002
                                                    -----------    -----------

Net sales                                           $   910,635    $ 3,705,005

Costs of Sales                                        1,310,078      3,681,924
                                                     ----------     ----------

   Gross (loss) profit                                (399,443)         23,081

Selling, general and administrative                  1,257,280       1,429,385

Non-recurring income (expense)
   Forgiveness of liabilities                        1,078,837               -
   Loss on liquidation of assets                    (3,248,621)              -
                                                     ----------     ----------

Loss before other income (expense)                  (3,826,507)              -
                                                     ----------     ----------

Other income (expense)
   Interest income                                           -           7,592
   Interest expense                                      (9,822)        (7,208)
   Other                                                  1,937        (59,817)
                                                     ----------     ----------
                                                         (7,885)       (59,433)

Loss before income tax expense                       (3,834,392)    (1,465,737)

Income tax expense                                           -       1,205,410
                                                     ----------     ----------

Net Loss                                            ($ 3,834,392) $ (2,671,147)
                                                     ==========     ==========

Loss per share (basic and diluted)                  ($     2.43)  $      (1.69)
                                                     ==========     ==========

Weighted average shares outstanding - basic           1,576,870      1,582,405
                                                     ==========     ==========

Weighted average shares outstanding - diluted         1,576,870      1,582,405
                                                     ==========     ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           Acorn Holding Corp. and Subsidiaries

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 AND COMPREHENSIVE LOSS

                                          Years ended December 31, 2003 and 2002

                                                                              Accumulated
                                              Additional                         Other
                                Common          Paid-in        Accumulated   Comprehensive     Treasury
                                 Stock          Capital          Deficit        income          Stock           Total

Balance at January 1, 2002         $16,273    $11,847,860     $(4,957,776)      $4,770        $(62,048)     $ 6,849,079

Comprehensive loss
  Net loss                                                    $(2,671,147)                                  $(2,671,147)
  Net unrealized loss on
    investments or Securities
    sold                                                                        (2,130)                          (2,130)

Total Comprehensive Loss                                                                                     (2,673,277)
                                                                                                            ------------
Treasury Shares Retired              (417)       (61,631)                                        62,048               --
Treasury Shares Purchased                                                                      (13,969)         (13,969)
                                  --------   ------------     ------------    ---------      ----------     ------------

Balance at December 31, 2002        15,856     11,786,229      (7,628,923)        2,640        (13,969)       4,161,833

Comprehensive loss
     Net loss                                                  (3,834,392)                                   (3,834,392)
     Realized loss on
       Securities sold                                                          (2,640)                          (2,640)
                                                                                                            ------------

Total comprehensive loss                                                                                     (3,837,032)
                                                                                                            ------------

Treasury shares retired              (117)       (13,852)               0             0          13,969               0
                                  --------   ------------     ------------    ---------      ----------     ------------

Balance at December 31, 2003       $15,739    $11,772,377    ($11,463,315)           $0              $0        $324,801
                                  ========   ============     ============    =========      ==========     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                      Acorn Holding Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                   (Unaudited)

                                                          2003          2002
                                                      ------------  ------------

Cash flows from operating activities
   Net (loss)                                         ($3,834,392)  ($2,671,147)
   Adjustments to reconcile net (loss) to net cash
      (used in) provided by operating activities
    Depreciation and amortization                         249,282       460,471
    Impairment of good will                                     0        42,767
    Loss on investments                                     8,796             0
    Loss on Liquidation of Assets                       3,236,719             0
    Deferred income taxes                                       0     1,236,718
    Forgiveness of Accrued Compensation                (1,078,837)            0

    (Increase) decrease in assets
    Accounts receivable                                   106,548        40,768
    Inventories                                           219,445       283,032
    Prepaid expenses and other assets                     (19,689)      (10,037)

    Increase (decrease) in liabilities
    Accounts payable                                     (101,430)      (22,052)
    Accrued expenses                                      126,507       230,559
                                                      ------------  ------------

      Net cash used in operating activities            (1,087,051)     (408,921)
                                                      ------------  ------------

Cash flows from investing activities
   Sales Proceeds (Purchase) of machinery and           1,026,462      (674,569)
   equipment Proceeds from redemption of securities        11,902             -
                                                      ------------  ------------

      Net cash (used in) provided by investing
        activities                                      1,038,364      (674,569)
                                                      ------------  ------------

Cash flows from financing activities
   (Repayment) proceeds from line of credit              (375,000)      375,000
   Purchase of treasury stock                                   -       (13,969)
                                                      ------------  ------------

      Net cash (used in) provided by financing
        activities                                       (375,000)      361,031
                                                      ------------  ------------

      NET DECREASE IN CASH AND
       CASH EQUIVALENTS                                  (423,687)     (772,459)

Cash and cash equivalents at beginning of year            753,785     1,476,244
                                                      ------------  ------------

Cash and cash equivalents at end of year               $  330,098    $  753,785
                                                      ============  ============
Supplemental disclosure of cash flow information
  Cash paid for interest expense                       $    9,822    $    7,208
                                                      ============  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      Acorn Holding Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

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

Recticon was organized to engage in the business of manufacturing and processing of silicon wafers for the semi-conductor industry. All Recticon operations were discontinued in 2003. (See Note B).

The consolidated financial statements include the accounts of Acorn and its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

At December 31, 2003, Acorn and its wholly owned subsidiaries were inactive. Acorn's only asset was $330,098 of cash and cash equivalents.

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

3.  Cash and Cash Equivalents
    -------------------------
Cash and cash equivalents consist of cash and highly liquid investments with maturity of three months or less when purchased.

4.  Inventories
    -----------
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

5.  Machinery and Equipment
    -----------------------
Machinery and equipment are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over estimated useful lives. Maintencance and repair costs are charged to expense as incurred.

6.  Income Taxes
    ------------
Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Income tax expense represents taxes payable, net of changes in deferred income tax assets and liabilities during the year. Acorn files a consolidated federal income tax return which includes the subsidiaries' taxable income. Under Acorn's tax-sharing agreement with its subsidiaries, the subsidiaries are required to pay to Acorn an amount equivalent to what each would have paid had it filed a separate company federal income tax return and the subsidiaries' tax losses may be offset against future years' amounts payable to Acorn.

7.  Earnings Per Share
    ------------------
The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


8.  Stock-Based Compensation
    ------------------------
The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 2003 and 2002 would have reflected the pro forma amounts indicated below:

                                             2003                 2002
                                         ------------         ------------

      Net earnings (loss)
         As reported                     $(3,834,392)         $(2,671,147)
         Pro forma                        (3,834,392)          (2,671,147)

      Earnings (loss) per share
         As reported                     $     (2.43)         $     (1.69)
         Pro forma                             (2.43)               (1.69)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before January 1, 1998.

9.  Comprehensive Income
    --------------------
The Company follows SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available-for-sale.

10. Investments
    -----------
The Company accounts for its investments in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Accordingly, the Company classifies its investments as available-for-sale, whereby net unrealized gains and losses, net of tax, are required to be recognized as a separate component of stockholders' equity.

11. Goodwill
    --------
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. The Company adopted SFAS No. 142 effective January 1, 2002, as required. As of that date, the Company's goodwill is no longer amortized, but is tested for impairment at least annually. During the third quarter of 2002, the Company determined that the fair value of its goodwill was impaired as a result of continued losses of its subsidiary, Recticon, and wrote off the remaining goodwill carried at a book value of $42,767 at that date.

(Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

12.  Asset Impairment
     ----------------
On October 11, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 retains the existing requirements to recognize and measure the Impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement applies to the liquidation of Recticon assets during the year ended December 31, 2003.

13.  Recent Accounting Pronouncements
     --------------------------------
In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long- lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement did not have a material impact on the financial condition or results of operations of the Company.

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

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of this accounting principle applies to liquidation of Recticon during the year ended December 31, 2003.


(Continued)

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE B - LIQUIDATION OF RECTICON

On June 23, 2003 the Board of directors of Acorn voted to cease operations and to liquidate the assets of Recticon. Immediately thereafter, Recticon fulfilled its backlog of orders and proceeded to sell or liquidate its assets and to pay its creditors. Recticon completed its liquidation prior to December 31, 2003.

The consolidated statement of discontinued operations for the years ended December 31, 2003 and 2002 include the discontinued operations of Recticon.

Management of Recticon settled its future lease obligations by paying a settlement sum and has abandoned the space as of December 31, 2003.

NOTE C - INVESTMENT SECURITIES

The Company has sold or written off its investment securities during the year ended December 31, 2003 and reflected the resulting loss of $11,902 in its statement of discontinued operations for the year ended December 31, 2003.

The amortized cost, unrealized gains and losses, and fair market value of the Company's available-for-sale investment securities at December 31, 2002 are:

                                                Gross       Gross
                                  Amortized  unrealized  unrealized  Fair market
                                     Cost       gains      losses       value
State and municipal obligations   $  11,590  $    2,640  $        -  $  14,230
                                  =========  ==========  ==========  =========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2003 and 2002


NOTE D - INVENTORIES

As at December 31, 2003, Recticon, as part of its liquidation, sold or disposed of all inventories.
As at December 31, 2002, Recticon Inventories consisted of the following:

Raw materials and supplies                                     $  458,028
Work in process                                                 1,056,874
Finished goods                                                    337,417
                                                               ----------

                                                               $1,852,319
                                                               ==========

NOTE E - CREDIT ARRANGEMENTS

Recticon had available a $1,250,000 revolving line of credit at December 31, 2002, $375,000 of the line was outstanding at that date. That amount was repaid during Recticon's liquidation of its net assets during 2003. No line of credit exists at December 31, 2003.

NOTE F - INCOME TAXES

The Company depreciated its machinery and equipment for income tax purposes at rates which varied from those used for financial reporting purposes. In addition, the Company has reported certain income for tax purposes which was being recognized over a period of years for financial statement purposes. On liquidation of the Company's only operating subsidiary all such timing differences were eliminated

The income tax provision consists of the following:

                             2003                  2002
                             ----                  ----
      Current
         Federal             $     0           $        0
         State                     0              (31,308)

      Deferred
         Federal                   0            1,072,056
         State                     0              164,662
                             -------           ----------
                                 -              1,236,718
                             -------           ----------

                             $   -             $1,205,410
                             =======           ==========

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2003 and 2002


NOTE F - INCOME TAXES - CONTINUED

Deferred tax assets (liabilities) consist of the following:

                                                        2003          2002
                                                     ----------    ----------

      Net operating loss carryforwards              $ 3,960,000    $2,618,000
      Depreciation                                            0      (167,000)
      Carrying value of assets                                0       447,000
      Note receivable                                         0       192,000
      Other                                                   0        69,000
                                                    ------------   -----------

                                                      3,960,000     3,159,000
      Less valuation allowance                       (3,960,000)   (3,159,000)
                                                    ------------   -----------

                                                    $         0    $        0
                                                    ------------   -----------

A valuation allowance of $3,453,548 has been established against the deferred tax assets due to the Company's current inability to utilize the benefits of these deferred tax assets.

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                       2003          2002
                                                    ----------    ----------

      Tax at statutory federal rate                    (34.0%)       (34.0%)
      State income taxes on subsidiary taxable
       income, net of federal benefits                   -0-          (2.1)
      Other                                              -0-          (1.9)
      Change in valuation allowance                     34.0         120.2
                                                    ----------    ----------

                                                         0.0%         82.2%
                                                    ==========    ==========

NOTE G - COMMITMENTS

Recticon had leased its facilities under a lease agreement which was terminated as part of its liquidation proceedings (See Note B).

Rental expense for 2003 and 2002 was $57,853 and $120,000, respectively. A rent settlement payment of $40,000 was made by Recticon to cancel its lease commitment.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2003 and 2002


NOTE H - CONCENTRATIONS

Acorn and its subsidiaries maintain cash balances at financial institutions located within the United States of America. Accounts with financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Acorn periodically maintains balances in excess of these limits. Acorn believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE I - RELATED PARTY TRANSACTIONS

During 2003 and 2002, Acorn and its subsidiaries paid a law firm, of which the Company's Chief Executive Officer and Chairman was of counsel, approximately $16,511 and $20,052, respectively, for reimbursement of expenses.

For the years ended December 31, 2003 and 2002, Acorn paid consulting fees of $8,400 and $48,000, respectively to two of its former officers (currently Directors).

Directors' fee expense for the year ended December 31, 2002 was $36,000.

The Company had been accruing unpaid salaries to its officers and Director's Fees. At November 7, 2003 such accrued and unpaid salaries and fees amounted to $1,302,971. On that date, the Board of Directors settled all unpaid salaries and fees resulting in a reduction of the liability (gain) of $1,078,837 which is reported in "non-recurring income (expenses)" in the accompanying financial statements.

In connection with the settlement of the accrued compensation, all stock options held by the officers and directors were also cancelled.

NOTE J - EARNINGS PER SHARE

The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                Income               Number of shares
                              (numerator)              (denominator)         Per share amount
                              -----------              -------------         ----------------
                           2003         2002         2003       2002         2003        2002
                           ----         ----         ----       ----         ----        ----
   Basic (Loss)
        per share
      Net (loss)       ($3,834,392) ($2,671,147)  1,576,870    1,582,405    ($2.43)    ($1.69)
      ----------       ===========  ============  =========    =========    ======     =======

In 2003 and 2002, none of the options outstanding to purchase common stock (see Note K) were included in the computation of diluted earnings per share because of net losses incurred. No options were outstanding at December 31, 2003.

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2003 and 2002


NOTE K - STOCK OPTIONS

The Company has issued stock options, under two plans, to various officers of the Company. In addition, the Company has issued stock options under a third plan to directors of the Company. The stock options were issued with exercise prices equal to the fair market value of the Company's common stock as of the date of grant and had a term of ten years from the date of grant. The following is a summary of stock options outstanding at December 31, 2003 and 2002:

                                                   2003                   2002
                                          ----------------------  ---------------------
                                                      Weighted-              Weighted-
                                                       average                average
                                                       exercise              exercise
                                           Shares       price      Shares      price
                                          ---------  -----------  --------  -----------

  Outstanding at January 1,                364,000    $   3.55     363,000     $  3.55
     Granted                                                         3,000         .49
     Cancelled                            (364,000)       3.55
     Expired                                  -            -
                                          ---------               --------  -----------

  Outstanding at December 31,                 0            0       366,000        3.52
                                          ---------               --------  -----------

  Options exercisable at December 31,         0            0       364,000        3.55
                                          ---------               --------  -----------

                      Acorn Holding Corp. and Subsidiaries

                           December 31, 2003 and 2002

NOTE L - COMMON STOCK

At December 31, 2003 and 2002, the Company had 20,000,000 of $0.01 par value common stock authorized. At December 31, 2003, 1,573,946 shares were issued and outstanding. At December 31, 2002, 1,585,646 shares were issued and 1,573,946 shares were outstanding.

During 2002 and 2001, the Company repurchased 11,700 shares of its common stock through the open market. During 2003, 11,700 shares of treasury stock were cancelled.

NOTE M - SEGMENT INFORMATION

The Company is a holding company which owned and operated one subsidiary which manufactured monocrystalline silicon wafers used in the microelectonics industry. The Company considers its business to consist of one reportable operating segment. (See Note B.)

NOTE N - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     Operating      Net Income        Loss
                        Revenues     Income (Loss)  (Loss           per Share
                       -----------   -------------  -----------   ------------

   1st Quarter         $  471,067    $  (616,165)   $  (619,588)      $(0.39)
   2nd Quarter            328,254     (3,654,573)    (3,654,103)       (2.31)
   3rd Quarter             91,314        490,521        490,688         0.31
   4th Quarter             20,000        (46,290)       (51,389)       (0.03)
                       -----------   -------------  -----------       ------
       Total           $  910,635    $(3,826,507)   $(3,834,392)      $(2.43)
                       ===========   =============  ===========       ======


                                     Year ended December 31, 2002
                                     ----------------------------
                                                    Diluted net
                                       Operating        Net           Loss
                        Revenues         loss          loss         per share
                       -----------   ------------   -----------   ------------

   1st Quarter         $1,204,808    $  (206,046)  $  (154,238)      $(0.10)
   2nd Quarter          1,034,620       (197,952)     (195,841)       (0.12)
   3rd Quarter            887,903       (437,075)   (1,704,592)       (1.08)
   4th Quarter            577,674       (565,231)     (616,476)       (0.39)
                       ----------     -----------   -----------       ------

   Total               $3,705,005    $(1,406,304)   $(2,671,147)     $(1.69)
                       ==========     ===========   ===========       ======