Form 10QSB
period 2004-03-31
ACORN HOLDING CORP
filed 2005-10-21
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File No. 811-08469
ACORN HOLDING CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	59-2332857

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identifi- cation No.)

2618 York Avenue, Minden, LA	71055

(Address of principal executive offices)	(Zip code)
Issuer’s telephone number, including area code (318) 382-4574
N/A

Former name, former address and former fiscal year, if changed since last report.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,997,076 shares of common stock, $.01 par value, as of October 20, 2005:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Certification of the CEO
Certification of the CFO
Certification of the CEO - Section 906
Certification of the CFO - Section 906

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET AS OF
MARCH 31, 2004
(UNAUDITED)

2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$303,161

Total assets	$303,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,883

Total current liabilities	1,883

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 20,000,000 shares authorized, 1,573,946 shares issued and outstanding	15,739
Additional paid-in capital	11,772,377
Accumulated deficit	(11,486,838)

Total stockholders’ equity	301,278

$303,161

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	March 31,
	2004	2003

Net sales	$—	$—

Costs of Sales	—	—

Gross (loss) profit	—	—

Selling, general and administrative	23,878	316,660

Loss from operations	(23,878)	(316,660)

Other income (expense)
Interest income / (expense)	356	(3,423)
Total Other Income (Expense)	356	(3,423)

Loss from continuing operation	(23,522)	(320,083)

Discontinued operations
Operations of discontinued component	—	(299,505)

Income tax expense	—	—

Net Loss	$(23,522)	$(619,588)

Loss per share (basic and diluted) from continued operations	$(0.01)	$(0.20)

Loss per share (basic and diluted) from discontinued operations	$—	$(0.19)

Loss per share (basic and diluted)	$(0.01)	$(0.39)

Weighted average shares outstanding - basic and diluted	1,573,946	1,573,946

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	March 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$(23,522)	$(619,588)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Depreciation and amortization	—	124,641

(Increase) decrease in assets
Accounts receivable	—	41,868
Inventories	—	139,397
Prepaid expenses and other assets	—	(81,678)

Increase (decrease) in liabilities
Accounts payable	(3,415)	99,083
Accrued expenses	—	114,717

Net cash used in operating activities	(26,937)	(181,560)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,937)	(181,560)

Cash and cash equivalents at beginning of year	330,098	753,785

Cash and cash equivalents at end of year	$303,161	$572,225

Supplemental disclosure of cash flow information

Cash paid for interest expense	$—	$—

ACORN HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE 1	ORGANIZATION AND PURPOSE

Acorn Holding Corp. (the “Company”) was incorporated under the laws of the State of Delaware on September 8, 1983. Acorn is a holding company for its wholly-owned subsidiaries, Recticon Enterprises, Inc. (Recticon) and AI Liquidating Corp. Recticon was organized to engage in the business of manufacturing and processing of silicon wafers for the semiconductor industry. AI Liquidating Corp. is an inactive subsidiary.

NOTE 2	BASIS OF PRESENTATION

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results for the periods. The 2004 balance sheet has been derived from the audited financial statements contained in the 2003 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

NOTE 3	ACCOUNTING POLICIES

(A) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(B) Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2004 and 2003, there were no common share equivalents outstanding.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

ACORN HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(E) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2004, the Company had approximately $176,000 in cash balances at financial institutions which were in excess of the FDIC insured limits.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Entities”, (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

ACORN HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 (“SFAS No. 149”), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

NOTE 4	SUBSEQUENT EVENTS

On June 6, 2005, the transactions contemplated under the Stock Purchase and Share Exchange Agreement (the “Purchase Agreement”), dated May 27, 2005, by and among the Company, Valentec and the two stockholders of Valentec (the “Valentec Stockholders”) were consummated. Pursuant to the terms of the Purchase Agreement, the Company purchased all of the outstanding shares of common stock of Valentec (i.e., 100 shares) in exchange for the issuance by the Company to the Valentec Stockholders on a pro rata basis of 5,423,130 newly-issued shares of the Company’s common stock, par value $.01 per share (the “Common Stock”). The transaction will be treated as a reverse merger by the Company. The shares of Common Stock are restricted securities that are exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. Following the consummation of such transactions, the Valentec Stockholders, on an aggregate basis, own approximately 77.47% of the issued and outstanding Common Stock of the Company. For a detailed description of the transaction, see the Company’s current report on Form 8-K, filed on May 27, 2005.

Pursuant to the terms of the Purchase Agreement, five of the six members of the board of directors of the Company, namely Paula Berliner, George Farley, Ronald J. Manganiello, Stephen A. Ollendorff and Bert Sager, resigned effective as of June 6, 2005. In addition, Edward N. Epstein resigned as the Company’s Chief Executive Officer and Larry V. Unterbrink resigned as the Company’s Secretary and Treasurer effective as of June 6, 2005. Mr. Epstein is the sole remaining member of the Company’s board of directors.

Effective as of June 6, 2005, Mr. Zummo was appointed President and Chief Executive Officer of the Company. Since 2000, Mr. Zummo has been Chairman of the Board, President and Chief Executive Officer of Valentec.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Cautionary Statement Regarding Forward-Looking Statements
     Certain statements in this Form 10-QSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance and future events, particularly relating to sales of current products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made typically by use of words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “believes,” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Form 10-QSB include, among others: (i) increased competition from new and existing competitors and pricing practices from such competitors and (ii) general industry and economic conditions. Any forward-looking statements included in this Form 10-QSB are made only as of the date hereof, based on information available to the Company as of the date hereof, and subject to applicable law to the Company, the Company assumes no obligation to update any forward-looking statements.
Nature of the Company’s Present Operation and Plan of Operation
     On June 23, 2003, the Company announced that its wholly-owned subsidiary Recticon Enterprises, Inc. (“Recticon”) had been advised by its principal customer that the demand for the type of product Recticon was making would not increase and furthermore there would be a sharp erosion in the price for such products going forward. As a result thereof, the Company’s negotiations to raise additional capital were terminated. The Board of Directors of Recticon and of the Company determined that since the Company did not have the financial resources to sustain the anticipated operating losses of Recticon and to try to limit the further erosion of Recticon’s assets, the management of Recticon was authorized to liquidate the assets of Recticon at the highest possible price in the shortest period of time. As of September 30, 2003, Recticon has sold all of its assets for $1,099,869. The Company believes that as of the date hereof, all of the creditors of Recticon have been paid.
     Because the assets of Recticon have been liquidated, the operations of Recticon are shown in the accompanying Statement of Operations as a discontinued operation for all periods presented. Included in “Operations of Discontinued Component” in the Statement of Operations are sales less all costs of operations and other expenses of Recticon in each period. The balance sheet as of March 31, 2004 reflects the value of the Company after the liquidation of Recticon and a settlement of all accrued and contractual claims of Recticon. In addition, the Board of Management of the Company agreed to waive all of their contractual rights against the Company, including relinquishment of all stock option awards to them, and agreed not to accept any compensation on or after September 30, 2003.
     As of March 31, 2004, the Company had $303,161 in cash reserves. Relative to the Company’s current expenses, the Company believes this amount will be sufficient for the Company to continue in existence as a shell company for at least the next twelve months while exploring its strategic alternatives, including the possibility of merging into another company with operations.

ITEM 3. CONTROLS AND PROCEDURES
     The management of the Company, including Robert A. Zummo, Chairman, President and Chief Executive Officer, and Larry J. Matheson, the person performing the functions of Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”). Under rules promulgated by the Commission, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on the evaluation of the Company’s disclosure controls and procedures, Messrs. Zummo and Matheson have determined that, as of the Evaluation Date, such controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.
PART II
OTHER INFORMATION
ITEM 6. EXHIBITS
3.1	Certificate of Incorporation as filed and recorded with the Secretary of State of Delaware, as amended – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

3.3	Bylaws, as amended, effective November 7, 1996 – incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (furnished herewith).

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (furnished herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACORN HOLDING CORP.
Date: October 21, 2005
/s/ Robert A. Zummo

Robert A. Zummo Chairman, President and Chief Executive Officer