Form 10QSB
period 2004-09-30
ACORN HOLDING CORP
filed 2005-11-02
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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
          Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,997,076 shares of common stock, $.01 par value, as of November 1, 2005:
:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Certification by the CEO Pursuant to Rule 13a-14(a)
Certification by the CFO Pursuant to Rule 13a-14(a)
Certification of the CEO Pursuant to Section 906
Certification of the Principal Financial and Accounting Officer Pursuant to Section 906

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET AS OF
SEPTEMBER 30, 2004
(UNAUDITED)

2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$292,711

Total assets	$292,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,598

Total current liabilities	9,598

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 20,000,000 shares authorized, 1,573,946 shares issued and outstanding	15,739
Additional paid-in capital	11,772,377
Accumulated deficit	(11,505,003)

Total stockholders’ equity	283,113

$292,711

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$—	$—	$—	$—

Costs of Sales	—	—	—	—

Gross (loss) profit	—	—	—	—

Selling, general and administrative	6,370	(884,846)	42,950	(533,782)

(Loss) Income from operations	(6,370)	884,846	(42,950)	533,782

Other income (expense)
Interest income / (expense)	574	167	1,262	1,655
Other	—	—	—	—

Total Other Income (Expense)	574	167	1,262	1,655

(Loss) Income from continuing operation	(5,796)	885,013	(41,688)	535,437

Discountinued operations
Operations of discontinued component	—	(351,885)	—	(1,082,555)

Loss on liquidation of assets	—	(42,440)	—	(3,236,417)

Loss on discontinued operations	—	(394,325)	—	(4,318,972)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income tax expense	—	—	—	—

Net Income (Loss)	$(5,796)	$490,688	$(41,688)	$(3,783,535)

Income (Loss) per share (basic and diluted) from continued operations	$(0.00)	$0.56	$(0.03)	$0.34

Loss per share (basic and diluted) from discontinued operations	—	$(0.25)	—	$(2.74)

Income (Loss) per share (basic and diluted)	$(0.00)	$0.31	$(0.03)	$(2.40)

Weighted average shares outstanding — basic and diluted	1,573,946	1,573,946	1,573,946	1,573,946

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	September 30,
	2004	2003
Cash flows from operating activities
Net (loss)	$(41,688)	$(3,783,535)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Depreciation and amortization	—	249,282
Loss on investments	—	8,796
Loss on Liquidation of Assets	—	3,236,417
Forgiveness of Accrued Compensation	—	—

(Increase) decrease in assets
Accounts receivable	—	106,548
Inventories	—	219,747
Prepaid expenses and other assets	—	(19,689)

Increase (decrease) in liabilities
Accounts payable	4,301	(103,558)
Accrued expenses	—	(666,143)

Net cash used in operating activities	(37,387)	(752,135)

Cash flows from investing activities
Sales Proceeds of machinery and equipment	—	1,026,462
Proceeds from redemption of securities	—	11,902

Net cash provided by investing activities	—	1,038,364

Cash flows from financing activities
Repayment of line of credit	—	(375,000)

Net cash used in financing activities	—	(375,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,387)	(88,771)

Cash and cash equivalents at beginning of year	330,098	753,785

Cash and cash equivalents at end of year	$292,711	$665,014

Supplemental disclosure of cash flow information Cash paid for interest expense	$—	$9,822

ACORN HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results for the periods. The 2004 balance sheet has been derived from the audited financial statements contained in the 2003 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

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
(C) Income (Loss) Per Share
Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2004 and 2003, there were no common share equivalents outstanding.
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
SEPTEMBER 30, 2004
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
(E) Concentration of Credit Risk
The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2004, the Company had approximately $169,000 in cash balances at financial institutions which were in excess of the FDIC insured limits.
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
SEPTEMBER 30, 2004
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
     Because the assets of Recticon have been liquidated, the operations of Recticon are shown in the accompanying Statement of Operations as a discontinued operation for all periods presented. Included in “Operations of Discontinued Component” in the Statement of Operations are sales less all costs of operations and other expenses of Recticon in each period. The balance sheet as of September 30, 2004 reflects the value of the Company after the liquidation of Recticon and a settlement of all accrued and contractual claims of Recticon. In addition, the Board and Management of the Company agreed to waive all of their contractual rights against the Company, including relinquishment of all stock option awards to them, and agreed not to accept any compensation on or after of September 30, 2003.

     As of September 30, 2004, the Company had $292,711 in cash reserves. Relative to the Company’s current expenses, the Company believes this amount will be sufficient for the Company to continue in existence as a shell company for at least the next twelve months while exploring its strategic alternatives, including the possibility of merging into another company with operations.
ITEM 3. CONTROLS AND PROCEDURES
     The management of the Company, including Robert A. Zummo, Chairman, President and Chief Executive Officer, and Larry J. Matheson, the person performing the functions of Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures as of September 30, 2004 (the “Evaluation Date”). Under rules promulgated by the Commission, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on the evaluation of the Company’s disclosure controls and procedures, Messrs. Zummo and Matheson have determined that, as of the Evaluation Date, such controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.
PART II
OTHER INFORMATION
ITEM 6. EXHIBITS
3.1	Certificate of Incorporation as filed and recorded with the Secretary of State of Delaware, as amended — incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

3.3	Bylaws, as amended, effective November 7, 1996 — incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (furnished herewith).

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 13a-14(a) of the Exchange Act (furnished herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACORN HOLDING CORP.

Date: November 2, 2005
/s/ Robert A. Zummo

Robert A. Zummo
Chairman, President and Chief Executive Officer