Form 10KSB
period 2004-12-31
ACORN HOLDING CORP
filed 2005-11-17
CIK 737243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 811-08469
ACORN HOLDING CORP.
(Name of small business issuer in its charter)

Delaware (State of incorporation)	59-2332857 (I.R.S. Employer Identification No.)
2618 York Avenue, Minden, LA 71055
    (Address of principal executive offices)
Registrant’s telephone number, including area code          (318) 382-4574

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
As of November 7th the Securities Offering Reform rules require the 3 items listed below to be on all Form 10-Ks, including Amendments.
1)	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ or No ☐
Attached is an updated Form 10-K coverpage as an example and a pdf of the Securities Offering Reform rules. Included in the Reform pdf is an informative Advisory.
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☑
Registrant’s revenues for the fiscal year ended December 31, 2004 were $ 0.00
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 17, 2005 was $ 0.00.
The number of shares of Common Stock outstanding (including shares held by affiliates of the issuer) as of November 17, 2005 was: 6,997,072 .
Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☑
DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1. Description of Business
General
     Acorn Holding Corp. (the “Company”) is a holding company with two wholly-owned subsidiaries: Valentec Systems, Inc. (“Valentec”), which designs, develops, manufactures, and sells ammunition and light weapons for military use; and Recticon Enterprises, Inc. (“Recticon”), which manufactured silicon wafers, was liquidated in September 2003. The Company conducted no operations during the fiscal year ended December 31, 2004. Valentec became a wholly-owned subsidiary of the Company on May 27, 2005, as a result of a series of transactions described under Recent Development Below. Recticon is currently a shell corporation with no assets. During the fiscal year ended December 31, 2004, the Company’s sole purpose was to identify a company with operations with which to consummate a merger transaction. Going forward, the Company intends to focus on the business conducted by Valentec.
Recent Development
     Effective as of March 28, 2005, Stephen A. Ollendorff resigned from the positions of Chairman and Chief Executive Officer and Secretary of the Company. Effective as of March 28, 2005, the Company appointed Edward N. Epstein, the Company’s President and Chief Operating Officer, to the position of Chairman and Chief Executive Officer of the Company. Larry V. Unterbrink, the Company’s Treasurer, was appointed as the Secretary of the Company, effective as of March 28, 2005.
     On March 29, 2005, Grant Thornton LLP (“Grant Thornton”) advised the Company that it had resigned as the Company’s independent registered public accounting firm. That determination was a decision of Grant Thornton and was not recommended by the Audit Committee of the Company’s Board of Directors.
     On April 14, 2005, the Company engaged Webb & Company, P.A. as its principal independent accountant. The Audit Committee of the Company’s Board of Directors approved the appointment of Webb & Company as the Company’s principal independent accountant on April 4, 2005.
     On May 27, 2005, the Company, Valentec, a Delaware corporation, and the two sole stockholders of Valentec (the “Valentec Stockholders”) entered into a stock purchase and share exchange agreement (the “ Purchase Agreement”) pursuant to which the Company agreed to purchase all of the outstanding shares of common stock of Valentec in exchange for the issuance by the Company to the Valentec Stockholders on a pro rata basis, pursuant to a private placement exemption, of 5,423,130 newly-issued shares of common stock, par value $.01 per share (the “Common Stock”), of the Company.
     On June 6, 2005, the transactions contemplated under the Purchase Agreement were consummated. Pursuant to the terms of the Purchase Agreement, the Company purchased all of the outstanding shares of common stock of Valentec, totaling 100 shares, in exchange for the issuance by the Company to the Valentec Stockholders on a pro rata basis of 5,423,130 newly-issued shares of Common Stock. The shares of Common Stock are restricted securities that are exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 of Regulation D. Immediately following the consummation of such transactions, the Valentec Stockholders, on an aggregate basis, owned approximately 77.47% of the issued and outstanding Common Stock of the Company.

     Pursuant to the terms of an Assignment and Assumption Agreement (the “Assignment Agreement”), dated as of June 6, 2005, the Company assumed all of the rights and obligations of Valentec under that certain Promissory Note in the principal amount of $1,000,000 issued by Valentec on April 28, 2005 in favor of Montgomery Equity Partners, Ltd and the Standby Equity Distribution Agreement, dated April 28, 2005, by and between Cornell Capital Partners, LP, together with the related agreements and documents.
     Pursuant to the terms of the Purchase Agreement, five of the six members of the board of directors of the Company, namely Paula Berliner, George Farley, Ronald J. Manganiello, Stephen A. Ollendorff and Bert Sager, resigned effective as of June 6, 2005. In addition, Edward N. Epstein resigned as the Company’s Chief Executive Officer and Larry V. Unterbrink resigned as the Company’s Secretary and Treasurer effective as of June 6, 2005. As of June 6, 2006, Mr. Epstein was the sole remaining member of the Company’s Board of Directors.
     Effective as of June 6, 2005, Robert Zummo was appointed President and Chief Executive Officer of the Company.
     On August 19, 2005, the Company issued to each of Robert Zummo, Avraham (Miko) Gilat, Larry Matheson and Zwika Kreisman a Warrant to purchase shares of Common Stock. The aggregate number of shares of Common Stock that each of Mr. Zummo and Mr. Gilat can purchase pursuant to their Warrants is 200,000 shares of Common Stock at an exercise price of $0.25 per share. The aggregate number of shares of Common Stock that each of Mr. Matheson and Mr. Kreisman can purchase is 100,000 shares of Common Stock at an exercise price of $0.25 per share. In each case with respect to the foregoing, the Warrants became exercisable immediately and expire on August 19, 2008. Messrs. Zummo, Gilat, Matheson and Kreisman have all been appointed to fill vacancies on the Company’s Board of Directors, and the Warrants are intended to compensate them for their service to the Company as Board members. Messrs. Zummo and Gilat are Chairman and Vice Chairman of the Board, respectively.
Employees
     During the fiscal year ended December 31, 2004, the Company had no employees. During that period, Stephen A. Ollendorf served as the Company’s Chairman, Chief Executive Officer and Secretary, Edward N. Epstein served as the Company’s President and Chief Operating Officer, and Larry V. Unterbrink served as the Company’s Treasurer; however, Messrs. Ollendorf, Epstein and Unterbrink received no compensation from the Company during that period.
ITEM 2. Description of Property
     During the fiscal year ended December 31, 2004, the Company maintained its principal executive office in New York, New York at no charge to the Company and an additional office in New Canaan, Connecticut, at a cost of $300 per month.
ITEM 3. Legal Proceedings
     None.

ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
     The Company’s Common Stock was accepted for listing in October 1988 on NASDAQ under the symbol “AVCC”. The Common Stock was delisted on March 3, 2003 and is presently listed on the Over-the-Counter Bulletin Board. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. There presently is a limited public market for the Common Stock.

Quarter Ending 2004	Low	High

March 31	$.07	$.14
June 30	$.065	$.14
September 30	$.06	$.68
December 31	$.10	$.68

Quarter Ending 2003	Low	High

March 31	$.43	$1.01
June 30	$.26	$1.01
September 30	$.25	$.45
December 31	$.07	$.25
     As of November 14, 2005, there were approximately 378 holders of record of the Company’s Common Stock with 6,997,796 shares of Common Stock outstanding. In addition, the Company believes that there are a significant number of beneficial owners of Common Stock whose shares are held in “street” name as of such date. On November 14, 2005, the closing bid and asked quotations of the Common Stock were both $ 0.25.
     The Company has never paid and does not currently intend to pay cash dividends. In addition, the Company has never made, nor adopted any policies with respect to, in-kind distributions, and has no present intention of adopting any such policies or of making any such distributions.
     As of November 14, 2005, and during the year ended December 31, 2004, the Company had no securities authorized for issuance pursuant to equity compensation plans.

ITEM 6. Management’s Discussion and Analysis or Plan of Operations
Cautionary Statement Regarding Forward-Looking Statements
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
     Financial Condition — As of December 31, 2004, the Company was seeking strategic alternatives including the acquisition of a private company which seeks to become public by way of merger. At that time, the Company had not been successful in finding such an alternative. The Company’s cash and cash equivalents of $330,098 at December 31, 2003 decreased to $284,732 at December 31, 2004. That decrease in cash resulted primarily from costs associated with maintaining the Company’s status as a public company.

     From time to time in both written reports and oral statements by the Company’s senior management, we may express our expectations regarding future performance by the Company. These “forward-looking statements” are inherently uncertain, and investors must recognize that events could turn out to be other than what senior management expected.
ITEM 7. Financial Statements.
     See Index to Financial Statements after Signature Page.
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On March 29, 2005, Grant Thornton advised the Company that it had resigned as the Company’s independent registered public accounting firm. That determination was a decision of Grant Thornton and was not recommended by the Audit Committee of the Company’s Board of Directors.
     The audit report issued by Grant Thornton on the consolidated financial statements of the Company as of and for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, except that it did contain an explanatory paragraph for the adoption of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, on January 1, 2002.
     During the Company’s fiscal year ended December 31, 2003 and the subsequent interim period from January 1, 2004 through the date of this report, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements.
     On April 14, 2005, the Company engaged Webb & Company as its principal independent accountant. The Audit Committee of the Company’s Board of Directors approved the appointment of Webb and Company as the Company’s principal independent accountant on April 4, 2005.
     During the two most recent fiscal years and through April 14, 2005, the Company did not consult with Webb & Company regarding either:
(i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Webb & Company concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or
(ii) any matter that was either subject of disagreement, as that term explained in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or an event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8a. Controls and Procedures
     The management of the Company, including Robert A. Zummo, Chairman, President and Chief Executive Officer, has evaluated the Company’s disclosure controls and procedures as of a date within 90 days prior to December 31, 2004 (the “Evaluation Date”). Under rules promulgated by the Commission, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on the evaluation of the Company’s disclosure controls and procedures, Messrs. Zummo has determined that, as of the Evaluation Date, such controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.
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

	Year of
	Election
	as
Name and Age	Director	Position

Robert A. Zummo	2005	Chairman, President and Chief Executive Officer and Director

Avraham (Miko) Gilat	2005	Vice Chairman and Director

Larry J. Matheson	2005	Person performing the functions of Chief Financial Officer and Director

Zvi Kreizman	2005	Director
     AVRAHAM GILAT, who is 56 years old, has served as the Chairman of several companies in the munitions industry, including Chairman of Soltam Systems which manufactures defense products from 1998 to present. He has also served as a Director of Mikal Ltd., a holding company, from 1993 to present. In 2002, while retaining these responsibilities, Mr. Gilat was also Chairman of ITL Optronics (which is also a publicly traded company) which manufactures night vision equipment. He has a BA in Economics from Tel Aviv University and an MBA from New York University in Marketing and Finance.
     ZVI KREIZMAN, who is 51 years old, served as the Vice President, Finance also for Soltam Systems from 1993 to present. He has served as Director of TGL Ltd, a manufacturer of rubber products since January of 2005. Mr. Kreizman attended the Haifa School of Management, majoring in Certified Accounting. He is also certified by the Public Accountants Association of Israel.
     LARRY MATHESON, who is 66 years old, has been the Chief Financial Officer of TSC Research, a company involved in chemical manufacturing and research, from March of 1998 through October of 2000. He is currently the Chief Executive Officer of TSC, holding that position since October 2005. Matheson attended North Carolina State receiving his Bachelor of Science degree in Engineering. He also attended the University of North Carolina – Chapel Hill, where he received his Masters of Business Administration in Finance. He has previously held other positions as Cost Accountant, Controller, Vice President – Finance prior to becoming the CFO and CEO of TSC Research.
     ROBERT A. ZUMMO, who is 64 years old has been the Chairman and Chief Executive Officer of Valentec Systems Inc. from October 2000 to present. He has previously been on the Executive and Compensation Committees.
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
Section 16(a) Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company file initial reports of ownership and reports of changes in ownership in such common stock with the SEC. Officers, directors and stockholders who own more than 10% of the outstanding common stock of the Company are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file. To the knowledge of the Company, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2004, all officers, directors, and 10% stockholders complied with all applicable Section 16(a) filing requirements except one Form 4 report required to be filed by Ms. Berliner, which was subsequently filed.

ITEM 10. Executive Compensation
Summary Compensation Table
     The following table sets forth the compensation awarded by the Company for the fiscal years ended December 31, 2002, 2003, and 2004 to the Company’s named executive officers and directors.

	Annual Compensation(1)				Long-Term Compensation
					Securities
Name and					Underlying
Principal Position	Year	Salary($)		Bonus($)	Options(#)

Stephen A. Ollendorff	2004	$0	(3)	-0-	—
Chairman and Chief	2003	$0	(3)	-0-	—
Executive Officer	2002	$132,380	(3)	-0-	—

Edward N. Epstein	2004	$0	(2)	-0-	—
President and Chief	2003	$98,297	(2)(4)	-0-	—
Operating Officer	2002	$87,043	(4)	-0-	—

(1)	No officer received perquisites which, are in the aggregate, greater than or equal to the lesser of $50,000 or 10% of such officer’s annual salary and bonus.

(2)	Effective September 30, 2003, the executive officers agreed not to accept any further compensation for services rendered after such date, and agreed to accept a cash payment of approximately 15% of such executive’s accrued compensation through September 30, 2003.

(3)	Represents actual cash payments made to Mr. Ollendorff during the fiscal years 2002, 2003 and 2004; however, these cash payments do not include the accrued amounts for the respective period. In fiscal years 2003 and 2004, Mr. Ollendorff waived the cash payment from the Company in payment of all his accrued compensation.

(4)	Represents actual cash payments made to Mr. Epstein for the fiscal years 2002, 2003 and 2004, but do not include the accrued amounts for the respective periods. In fiscal year 2003, Mr. Epstein received approximately $98,000 in payment of his accrued compensation.
     There were no new option grants to any of the Company’s named executive officers during the fiscal year ended December 31, 2004, and no options were exercised by any named executive officers during the fiscal year ended December 31, 2004.

Compensation of Directors
          Effective September 30, 2003, the directors agreed not to accept any further compensation for services rendered after such date, and agreed to accept a cash payment of approximately 15% of such accrued compensation from November 1, 2002 (the date upon which directors began accruing cash compensation) through September 30, 2003.
          Effective September 30, 2003, all directors relinquished their rights to any unexercised stock options held by such under the Company’s 2001 Directors Stock Option Plan. Accordingly, as of December 31, 2004, there are no exercisable and non-exercisable options held by the directors.
Employment Arrangements
          There are no current employment agreements between the Company and its executive officers; all previous employment agreements were terminated as of September 30, 2003.
ITEM 11. Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners
     We have set forth in the following table certain information regarding our common stock beneficially owned on November 14, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

	Beneficially		Percentage of
Name and Address (1)	Owned		Class
Robert A. Zummo	2,911,565	(2)(3)	38.3%
Global Systems, Inc.
9475 High Meadows Ranch
Durango, CO 81301	2,711,565	(2)	35.6%
Armament Systems International, Inc.
3 Bethesda Metro Center
Suite 750
Bethesda, MD 20814	2,711,565		38.3%
Avraham (Miko) Gilat
3 Bethesda Metro Center
Suite 750
Bethesda, MD 20814	2,911,565	(3)(4)	35.6%
Edward N. Epstein	369,690	(5)	5.3%
Larry Matheson	100,000	(3)	1.3%
Zvi Kreizman	100,000	(3)	1.3%
All Current directors and executive officers as a group (4 persons)	6,023,130		79.2%

*Less than 1%

(1)	Unless otherwise indicated, the address of all the Company’s directors and executive officers is c/o Valentec at 2618 York Avenue, Minden, LA 71055.

(2)	Includes 2,711,565 shares of Common Stock held directly by Global Systems, Inc. of which Mr. Zummo is President and CEO. Beneficial ownership of such shares is disclaimed by Mr. Zummo.

(3)	Includes the following shares of Common Stock subject to currently exercisable Warrants to Purchase Common Stock at an exercise price of $0.25 per share: Mr. Zummo – 200,000; Mr. Gilat – 200,000; Mr. Matheson – 100,000; and Mr. Kreizman – 100,000.

(4)	Includes 2,711,565 shares of Common Stock held directly by Armament Systems International, Inc. of which Mr. Gilat President. Beneficial ownership of such shares is disclaimed by Mr. Gilat.

(5)	Includes shares of Common Stock owned by Mr. Epstein as trustee for his minor child.

ITEM 12. Certain Relationships and Related Transactions
     None.
ITEM 13. Exhibits and Reports on Form 8-K
     (a) Exhibits:
     3.1 Certificate of Incorporation as filed and recorded with the Secretary of State of Delaware, as amended — incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
     3.3 By-laws, as amended, effective November 7, 1996 — incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.
     10.1 Stock Purchase and Share Exchange Agreement, dated May 27, 2005, by and among Acorn Holding Corp., Valentec Systems, Inc. and the stockholders of Valentec Systems, Inc. — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2005.
     10.2 Assignment and Assumption Agreement, dated as of June 6, 2005, by and between Acorn Holdign Corp. and Valentec Systems, Inc. — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2005.
     10.3 Standby Equity Distribution Agreement, dated as of April 28, 2005, by and between Valentec Systems, Inc.and and Cornell Capital Partners, LP. — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 6, 2005.
     10.4 Promissory Note of Valentec Systems, Inc. dated as of April 28, 2005, to Montgomery Equity Partners, Ltd. — incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 6, 2005.
     10.5 Security Agreement, effective as of April 28, 2005, by and between Valentec Systems, Inc. and Montgomery Equity Partners, Ltd. — incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 6, 2005.
     10.6 Warrant to Purchase Common Stock of Valentec Systems, Inc. issued to Cornell Capital Partners, LP. — incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 6, 2005.
     10.7 Registration Rights Agreement, dated as of April 28, 2005, by and between Valentec Systems, Inc.and Cornell Capital Partners, LP. — incorporated by reference to Exhibit

10.6 to the Company’s Current Report on Form 8-K dated June 6, 2005.
     10.8 Placement Agent Agreement, dated as of April 28, 2005, between Valentec Systems, Inc.and Newbridge Securities Corporation. — incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 6, 2005.
     10.9 Escrow Agreement, dated as of April 28, 2005, by and among Valentec Systems, Inc., Cornell Capital Partners, LP. And David Gonzalez, Esq., as Escrow Agent. — incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 6, 2005.
     10.10 Warrant to Purchase Common Stock of the Company issued to Robert Zummo, dated as of August 19, 2005 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2005.
     10.11 Warrant to Purchase Common Stock of the Company issued to Avraham (Miko) Gilat, dated as of August 19, 2005 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 19, 2005.
     10.12 Warrant to Purchase Common Stock of the Company issued to Larry Matheson, dated as of August 19, 2005 — incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 19, 2005.
     10.13 Warrant to Purchase Common Stock of the Company issued toZwika Kreisman, dated as of August 19, 2005 — incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 19, 2005.
     21 List of subsidiaries of the Company.
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
     32.3 (b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2004.

ITEM 14. Principal Accountant Fees and Services.
     The following table presents the cost of the Company’s principal accountants’ fees and services for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Audit Fees	—	$35,969
Audit related fees	—	—
Tax Fees	—	$3,800
All Other Fees	—	—

Total	—	$39,769
Pre-Approval Policy for Audit and Non-Audit Services
     The Company did not utilize any services other than audit and tax services in fiscal year 2004. It is the policy of the Audit Committee to pre-approve the retention of the auditors and their services.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACORN HOLDING CORP. (Registrant)

Dated: November 17, 2005	By:	/s/ Robert A. Zummo

Robert A. Zummo, Chairman President and Chief Executive Officer
     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Zummo	Chairman, President and Chief Executive	November 17, 2005
Robert A. Zummo	Officer and Director

/s/ Avraham (Miko) Gilat	Director	November 17, 2005
Avraham (Miko) Gilat

/s/ Larry J. Matheson	Person performing the functions	November 17, 2005
Larry Matheson	of Chief Financial Officer and Director

/s/ Zvi Kreizman	Director	November 17, 2005
Zvi Kreizman

Financial Statements and Report of Independent Certified Public Accountants
Acorn Holding Corp. and Subsidiaries
December 31, 2004 and 2003
C O N T E N T S

FINANCIAL STATEMENTS
Acorn Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
Years ended December 31, 2004 and 2003

	2004	2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$284,732	$330,098

Total assets	$284,732	$330,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$26,523	$5,297

Total current liabilities	26,523	5,297

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 20,000,000 shares authorized, 1,573,946 shares issued and outstanding	15,739	15,739
Additional paid-in capital	11,772,377	11,772,377
Accumulated deficit	(11,529,907)	(11,463,315)

Total stockholders’ equity	258,209	324,801

	$284,732	$330,098

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Acorn Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
Year ended December 31, 2004 and 2003

	2004	2003

Net sales	$—	$—

Costs of Sales	—	—

Gross (loss) profit	—	—

Selling, general and administrative	68,722	541,838

Loss from operations	(68,722)	(541,838)

Other income (expense)
Interest income / (expense)	2,130	(9,822)
Other	—	1,937

Total Other Income (Expense)	2,130	(7,885)

Income tax expense	—	—

Loss from continuing operations	(66,592)	(549,723)

Discontinued operations
Loss from discontinued operations	—	(36,048)
Loss on liquidation of assets	—	(3,248,621)

Total Discontinued Operations	—	(3,284,669)

Net Loss	$(66,592)	$(3,834,392)

Loss per share (basic and diluted) from continued operations	(0.04)	(0.35)

Loss per share (basic and diluted) from discontinued operations	—	(2.08)

Loss per share (basic and diluted)	$(0.04)	$(2.43)

Weighted average shares outstanding — basic and diluted	1,573,946	1,576,870

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Acorn Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Years ended December 31, 2004 and 2003

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total

Balance at December 31, 2002	1,585,646	$15,856	$11,786,229	$(7,628,923)	$2,640	$(13,969)	$4,161,833

Net loss	—	—	—	(3,834,392)	—	—	(3,834,392)

Realized loss on securities sold	—	—	—	—	(2,640)	—	(2,640)

Comprehensive loss							(3,837,030)

Treasury shares retired	(11,700)	(117)	(13,852)			13,969	—

Balance at December 31, 2003	1,573,946	15,739	11,772,377	(11,463,315)	—	—	324,801

Net Loss	—	—	—	(66,592)	—	—	(66,592)

Balance at December 31, 2004	1,573,946	$15,739	$11,772,377	$(11,529,907)	$—	$—	$258,209

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Acorn Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net (loss) from continuing operations	$(66,592)	$(549,723)
Net (loss) from discontinued operations		$(3,284,669)

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Increase (decrease) in liabilities
Accounts payable	21,226	(101,430)

Net cash used in operating activities	(45,366)	(3,935,822)

Cash flows from investing activities
Sales Proceeds of machinery and equipment	—	1,026,462
Proceeds from redemption of securities	—	11,902

Net cash provided by investing activities	—	1,038,364

Cash flows from financing activities
(Repayment) proceeds from line of credit	—	(375,000)

Net cash used in financing activities	—	(375,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,366)	(3,272,458)

Cash and cash equivalents at beginning of year	(2,518,673)	753,785

Cash and cash equivalents at end of year	$(2,564,039)	$(2,518,673)

Supplemental disclosure of cash flow information
Cash paid for interest expense	$—	$9,822

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Acorn Holding Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Description of Business and Basis of Presentation
Acorn Holding Corp. (Acorn) was incorporated under the laws of the State of Delaware on September 8, 1983.
Acorn is a holding company for its wholly owned subsidiaries, AI Liquidating Corp. and Recticon Enterprises, Inc. (Recticon). AI Liquidating Corp. is an inactive subsidiary.
Recticon was organized to engage in the business of manufacturing and processing of silicon wafers for the semi-conductor industry. All Recticon operations were discontinued in 2003 (See Note B).
The consolidated financial statements include the accounts of Acorn and its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.
At December 31, 2004 and 2003, Acorn and its wholly owned subsidiaries were inactive. Acorn’s only asset was $284,732 and $330,098 of cash and cash equivalents, respectively.
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
4. Income Taxes
Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Income tax expense represents taxes payable, net of changes in deferred income tax assets and liabilities during the year. Acorn files a consolidated federal income tax return which includes the subsidiaries’ taxable income. Under Acorn’s tax-sharing agreement with its subsidiaries, the subsidiaries are required to pay to Acorn an amount equivalent to what each would have paid had it filed a separate company federal income tax return and the subsidiaries’ tax losses may be offset against future years’ amounts payable to Acorn.
5. Earnings Per Share
The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. As of December 31, 2004 and 2003, the Company did not have any outstanding potentially diluted securities.

Acorn Holding Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
6. Stock-Based Compensation
The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans.
7. Asset Impairment
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
8. Segment Information
The Company is a holding company which owned and operated one subsidiary which manufactured monocrystalline silicon wafers used in the microelectonics industry. The Company considers its business to consist of one reportable operating segment (See Note B).
9. Reclassification
In addition to the reclassifications made for the discontinued operations, certain Account balances have been reclassified to conform with the current years presentation.
10. Recent Accounting Pronouncements
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

Acorn Holding Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
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
In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION — TRANSITION AND DISCLOSURE. SFAS NO. 148 amends SFAS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position, results of operations or cash flows.
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
NOTE B — LIQUIDATION OF RECTICON
On June 23, 2003 the Board of directors of Acorn voted to cease operations and to liquidate the assets of Recticon. Immediately thereafter, Recticon fulfilled its backlog of orders and proceeded to sell or liquidate its assets and to pay its creditors. Recticon completed its liquidation prior to December 31, 2003.
The consolidated statement of discontinued operations for the years ended December 31, 2004 and 2003 include the discontinued operations of Recticon.
Management of Recticon settled its future lease obligation by paying a settlement sum and has abandoned the space as of December 31, 2003.
NOTE C — INVESTMENT SECURITIES
The Company has sold or written off its investment securities during the year ended December 31, 2003 and reflected the resulting loss of $11,902 in its statement of discontinued operations for the year ended December 31, 2003.
NOTE D — INVENTORIES
As at December 31, 2003, Recticon, as part of its liquidation, sold or disposed of all inventories.

Acorn Holding Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE E — CREDIT ARRANGEMENTS
Recticon had available a $1,250,000 revolving line of credit at December 31, 2002, $375,000 of the line was outstanding at that date. That amount was repaid during Recticon’s liquidation of its net assets during 2003. No line of credit exists as of December 31, 2004 and 2003.
NOTE F — INCOME TAXES
The Company depreciated its machinery and equipment for income tax purposes at rates which varied from those used for financial reporting purposes. In addition, the Company has reported certain income for tax purposes which was being recognized over a period of years for financial statement purposes. On liquidation of the Company’s only operating subsidiary all such timing differences were eliminated
The income tax provision consists of the following:

	2004	2003
Current
Federal	$0	$0
State	0	0
Deferred
Federal	0	0
State	0	0

	—	—

	$—	$—

Deferred tax assets (liabilities) consist of the following:

	2004	2003
Net operating loss carryforwards	$3,982,641	$3,960,000
Depreciation	0	0
Carrying value of assets	0	0
Note receivable	0	0
Other	0	0

	3,982,641	3,960,000
Less valuation allowance	(3,982,641)	(3,960,000)

	$0	$0

A valuation allowance of $3,982,641 has been established against the deferred tax assets due to the Company’s current inability to utilize the benefits of these deferred tax assets. These loss carryforwards expire at various dates through 2024. The net change in the valuation allowance for the year ended December 31, 2004 was an increase of $22,641.
The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

Acorn Holding Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

	2004	2003
Tax at statutory federal rate	(34.0%)	(34.0%)
State income taxes on subsidiary taxable income, net of federal benefits	-0-	-0-
Other	-0-	-0-
Change in valuation allowance	34.0	34.0

	0.0%	34.0%

NOTE G — COMMITMENTS
Recticon had leased its facilities under a lease agreement which was terminated as part of its liquidation proceedings (See Note B). For the year ended 2004 the Company had no office space.
Rental expense for 2004 and 2003 was $0 and $57,853, respectively.
NOTE H — CONCENTRATIONS
Acorn and its subsidiaries maintain cash balances at financial institutions located within the United States of America. Accounts with financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Acorn periodically maintains balances in excess of these limits. Acorn believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2004 and 2003, the Company had approximately $184,700 and $230,000, respectively of deposits in excess of the limits.
NOTE I — RELATED PARTY TRANSACTIONS
During 2004 and 2003, Acorn and its subsidiaries paid a law firm, of which the Company’s Chief Executive Officer and Chairman was of counsel, $10,431 and $16,511, respectively, for reimbursement of expenses paid on behalf of the Company.
For the years ended December 31, 2004 and 2003, Acorn paid consulting fees of $0 and $8,400, respectively to two of its former officers (currently Directors).
The Company had been accruing unpaid salaries to its officers and Director’s Fees. At November 7, 2003 such accrued and unpaid salaries and fees amounted to $1,302,971. On that date, the Board of Directors settled all unpaid salaries and fees resulting in a reduction of the liability (gain) of $1,078,837 which is reported in “non-recurring income (expenses)” in the accompanying financial statements.
In connection with the settlement of the accrued compensation, all stock options held by the officers and directors were also cancelled.
NOTE J — STOCK OPTIONS
The Company has issued stock options, under two plans, to various officers of the Company. In addition, the Company has issued stock options under a third plan to directors of the Company. The stock options were issued with exercise prices equal to the fair market value of the Company’s common stock as of the date of grant and had a term of ten years from the date of grant. The following is a summary of stock options outstanding at December 31, 2004 and 2003:

Acorn Holding Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2003
Granted	364,000	$3.55
Cancelled	(364,000)	3.55
Expired	—	—

Outstanding at December 31, 2003	0	0
Granted	—	—
Cancelled	—	—
Expired	—	—

Outstanding at December 31, 2004	—	—

Had compensation cost been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, the Company’s net earnings and EPS for the years ended December 31, 2004 and 2003 would have reflected the pro forma amounts indicated below:

	2004	2003
Net earnings (loss)
As reported	$(66,592)	$(3,834,392)
Pro forma	(66,592)	(3,834,392)
Earnings (loss) per share
As reported	$(0.04)	$(2,43)
Pro forma	(0.04)	(2.43)
NOTE L — COMMON STOCK
At December 31, 2004 and 2003, the Company had 20,000,000 of $0.01 par value common stock authorized. At December 31, 2004 and 2003 there were 1,573,946 shares were issued and outstanding.
NOTE M — RETIREMENT OF TREASURY STOCK
During 2003, the Company retired 11,700 shares of treasury stock.
NOTE N — SUBSEQUENT EVENTS

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