Form 10QSB
period 2005-03-31
ACORN HOLDING CORP
filed 2005-11-22
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification by the Chief Executive Officer
Certification by the Chief Financial Officer
Certification by the Chief Executive Officer
Certification by the Chief Financial Officer

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2005
(UNAUDITED)

2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$255,348

Total assets	$255,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,915

Total current liabilities	7,915

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 20,000,000 shares authorized, 1,573,946 shares issued and outstanding	15,739

Additional paid-in capital	11,772,377
Accumulated deficit	(11,540,683)

Total stockholders’ equity	247,433

$255,348

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	March 31,
	2005	2004
Net sales	$—	$—

Costs of Sales	—	—

Gross (loss) profit	—	—

Selling, general and administrative	11,871	23,878

Loss from operations	(11,871)	(23,878)

Other income (expense)
Interest income / (expense)	1,096	356

Total Other Income (Expense)	1,096	356

Loss before income tax expense	(10,775)	(23,522)

Income tax expense	—	—

Net Loss	$(10,775)	$(23,522)

Loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average shares outstanding — basic and diluted	1,573,946	1,573,946

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	March 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(10,775)	$(23,522)
Adjustments to reconcile net (loss) to net cash (used in) operating activities

Increase (decrease) in liabilities
Accounts payable	(18,609)	(3,415)

Net cash used in operating activities	(29,384)	(26,937)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,384)	(26,937)

Cash and cash equivalents at beginning of year	284,732	330,098

Cash and cash equivalents at end of year	$255,348	$303,161

Supplemental disclosure of cash flow information
Cash paid for interest expense	$—	$—

ACORN HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

NOTE 1	ORGANIZATION AND PURPOSE

Acorn Holding Corp. (the “Company”) was incorporated under the laws of the State of Delaware on September 8, 1983. Acorn is a holding company for its wholly-owned subsidiaries, Recticon Enterprises, Inc. (Recticon) and AI Liquidating Corp. Recticon was organized to engage in the business of manufacturing and processing silicon wafers for the semiconductor industry. AI Liquidating Corp. is an inactive subsidiary.

NOTE 2	BASIS OF PRESENTATION

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results for the periods. The 2005 balance sheet has been derived from the audited financial statements contained in the 2004 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2005 and 2004, there were no common share equivalents outstanding.

ACORN HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(E) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2005, the Company had approximately $138,000 in cash balances at financial institutions which were in excess of the FDIC insured limits.

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

ACORN HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Nature of the Company’s Present Operation and Plan of Operation
     On June 23, 2003, the Company announced that its wholly-owned subsidiary Recticon Enterprises, Inc. (“Recticon”) had been advised by its principal customer that the demand for the type of product Recticon was making would not increase and furthermore there would be a sharp erosion in the price for such products going forward. As a result thereof, the Company’s negotiations to raise additional capital were terminated. The Board of Directors of Recticon and of the Company determined that since the Company did not have the financial resources to sustain the anticipated operating losses of Recticon and to try to limit the further erosion of Recticon’s assets, the management of Recticon was authorized to liquidate the assets of Recticon at the highest possible price in the shortest period of time. As of September 30, 2003, Recticon has sold all of its assets.

     As of March 31, 2005, the Company had $255,348 in cash reserves. Relative to the Company’s current expenses, the Company believes this amount will be sufficient for the Company to continue in existence as a shell company for at least the next twelve months while exploring its strategic alternatives, including the possibility of merging into another company with operations.
Recent Developments
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
     Effective as of June 6, 2005, Robert Zummo was appointed President and Chief Executive Officer of the Company.
     On August 19, 2005, the Company issued to each of Robert Zummo, Avraham (Miko) Gilat, Larry Matheson and Zwika Kreizman a Warrant to purchase shares of Common Stock. The aggregate number of shares of Common Stock that each of Mr. Zummo and Mr. Gilat can purchase pursuant to their Warrants is 200,000 shares of Common Stock at an exercise price of $0.25 per share. The aggregate number of shares of Common Stock that each of Mr. Matheson and Mr. Kreizman can purchase is 100,000 shares of Common Stock at an exercise price of $0.25 per share. In each case with respect to the foregoing, the Warrants became exercisable immediately and expire on August 19, 2008. Messrs. Zummo, Gilat, Matheson and Kreizman have all been appointed to fill vacancies on the Company’s Board of Directors, and the Warrants are intended to compensate them for their service to the Company as Board members. Messrs. Zummo and Gilat are Chairman and Vice Chairman of the Board, respectively.
ITEM 3. CONTROLS AND PROCEDURES
     The management of the Company, including Robert A. Zummo, Chairman, President and Chief Executive Officer, has evaluated the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Under rules promulgated by the Commission, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on the evaluation of the Company’s disclosure controls and procedures, Messrs. Zummo determined that, as of the Evaluation Date, such controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

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

ACORN HOLDING CORP.
Date: November 22, 2005

/s/ Robert A. Zummo

Robert A. Zummo
Chief Executive Officer and
Principal Accounting Officer