Form 10KSB/A
period 2004-12-31
ACORN HOLDING CORP
filed 2005-12-14
CIK 737243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 811-08469
ACORN HOLDING CORP.
(Name of small business issuer in its charter)

Delaware (State of incorporation)	59-2332857 (I.R.S. Employer Identification No.)
2618 York Avenue, Minden, LA 71055
    (Address of principal executive offices)
Registrant’s telephone number, including area code          (318) 382-4574

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
1)	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ or No ☐
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

ACORN HOLDING CORP. (Registrant)

Dated: December 14, 2005	By:	/s/ Robert A. Zummo

Robert A. Zummo, Chairman President and Chief Executive Officer
     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Zummo	Chairman, President and Chief Executive	December 14, 2005
Robert A. Zummo	Officer and Director

/s/ Avraham (Miko) Gilat	Director	December 14, 2005
Avraham (Miko) Gilat

/s/ Larry J. Matheson	Person performing the functions	December 14, 2005
Larry Matheson	of Chief Financial Officer and Director

/s/ Zvi Kreizman	Director	December 14, 2005
Zvi Kreizman

Financial Statements and Report of Independent Certified Public Accountants
Acorn Holding Corp. and Subsidiaries
December 31, 2004 and 2003
C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of:
Acorn Holding Corp. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Acorn Holding Corp. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Acorn Holding Corp. and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
WEBB & COMPANY, P.A.
Boynton Beach, Florida
June 3, 2005

1501 Corporate Drive, Suite 290 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Acorn Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net (loss) from continuing operations	$(66,592)	$(549,723)
Net (loss) from discontinued operations		$(3,284,669)

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Loss on Liquidation of assets		3,236,719
Loss on investments		8,796
Forgiveness of Accrued Compensation		(1,078,837)

Change in Assets and Liabilities

Cash flow from discontinued operations		682,093
Increase (decrease) in Accounts Payable	21,226	(101,430)

Net cash used in operating activities	(45,366)	(1,087,051)

Cash flows from investing activities
Sales Proceeds of machinery and equipment	—	1,026,462
Proceeds from redemption of securities	—	11,902

Net cash provided by investing activities	—	1,038,364

Cash flows from financing activities
(Repayment) proceeds from line of credit	—	(375,000)

Net cash used in financing activities	—	(375,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,366)	(423,687)

Cash and cash equivalents at beginning of year	330,098	753,785

Cash and cash equivalents at end of year	$284,732	$330,098

Supplemental disclosure of cash flow information
Cash paid for interest expense	$—	$9,822

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