Form 10QSB
period 2005-06-30
ACORN HOLDING CORP
filed 2006-01-19
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

2629 York Avenue, Minden, LA 71055

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
Yes ☐                No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: shares of common stock, $.01 par value, as of January 13, 2005: 6,997,072
Transitional Small Business Disclosure Format (Check One):
Yes ☐                No ☑

ACORN HOLDING CORP.
FORM 10-QSB
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005 or for any other period.

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2005	Dec. 30, 2004
ASSETS
Current Assets
Cash & Cash Equivalents	$1,558,873	$1,589,665
Accounts Receivables	6,675,249	1,821,546
Finished Goods Inventory	1,058,265	1,058,265
In-Process Development Cost	1,503,651	6,261,978
Income Tax Receivable	91,132	91,132
Prepaid Expenses	647	—

Total Current Assets	$10,887,817	$10,822,586

Fixed Assets
Furniture, Fixtures & Leasehold Improvements	$368,412	364,565
Machinery & Equipment	2,031,575	2,009,353

	2,399,987	2,373,918
Less Accumulated Depreciation	(1,232,492)	(1,053,380)

Total Fixed Assets	$1,167,495	$1,320,538

TOTAL ASSETS	$12,055,312	$12,143,124

LIABILITIES
Current Liabilities
Accounts Payable & Accrued Expenses	$2,792,291	$1,515,372
Line of Credit	3,499,545	2,255,545
Customer Deposits	—	2,453,787
Current Notes Payable	100,000	—
Accrued Salaries	259,870	219,805
Payable Shareholders	1,591,694	1,660,604
Deferred Taxes Payable	232,128	237,207

Total Current Liabilities	$8,475,528	$8,342,320

Total Liabilities	$8,475,528	$8,342,320

STOCKHOLDERS’ EQUITY
Common Stock $0.01 par value, 20,000,000 authorized 6,997,100 (2005) and 1,000 (2004) issued and outstanding	$69,971	$10
Additional Paid In Capital	2,814,812	3,484,773
Retained Earnings	695,001	316,021

Total Stockholders Equity	$3,579,784	$3,800,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,055,312	$12,143,124

See accompanying notes to unaudited consolidated financial statements.

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$4,382,326	$1,152,015	$8,263,374	$2,432,180

Direct Contract Cost
Direct Labor	$470,038	314,662	$748,715	581,831
Direct Materials	1,618,735	566,137	2,496,348	813,607
Other Direct	389,025	572,096	1,927,702	1,003,253

Total Direct Cost	$2,477,798	$1,452,895	$5,172,765	2,398,691

Gross Margin	$1,904,528	(300,880)	$3,090,609	$33,489

Indirect Cost
Indirect Expenses	$202,966	$128,468	$277,206	210,837
Overhead Expense	349,152	420,285	663,351	776,356
Depreciation/Amortization	234,868	89,556	461,397	179,111
G&A Expense	652,333	$382,921	1,082,848	$748,091

Total Indirect	$1,439,319	$1,021,229	$2,484,802	$1,913,944

Income from Operations	$465,209	(1,322,109)	$605,807	(1,880,456)

Other Income (Expense)
Interest Income	14,523	$20	$21,725	$22
Interest Expense	(76,750)	(13,592)	(108,008)	(29,431)
Miscellaneous	54,050	(722)	(15,544)	(201)

Total Other Income (Expense)	(8,177)	(14,344)	(101,827)	(29,610)

Income before Taxes	$457,032	$(1,336,453)	$503,980	$(1,910,066)

Provision for Taxes	(11,367)	1,542	—	458

Net Income	$445,665	$(1,334,911)	$503,980	$(1,910,583)

Income (Loss)/Share	$0.0858	$0.8481	$0.0720	$0.8481

Weighted Average Shares (Basic and Diluted)	6,997,072	1,573,900	6,997,072	1,573,900

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED ACORN HOLDING
STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD ENDING JUNE 30, 2005
(Unaudited)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total
Valentec Balance 12/31/04	10	3,484,773	316,021	3,800,804
Net Income	—	—	503,980	503,980
Re-class Add Paid In Cap		(600,000)		(600,000)
Distribution to Parent			(125,000)	(125,000)

Valentec 6/30/05	10	2,884,773	695,001	3,579,784

Consolidation
Re-class Add Paid In Cap		(125,000)		(125,000)
Distribution to Parent		125,000		125,000
Acorn Stock at Par	69,971			69,971
Re-class Add Paid In Cap		(69,971)		(69,971)
Valentec Stock at Par	(10)			(10)
Re-class Add Paid In Cap		10		10
Consolidated 6/30/05	69,971	2,814,812	695,001	3,579,784
See accompanying notes to unaudited consolidated financial statements .

ACORN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	June 30, 2005	June 30, 2004
Cash from Operations
Net Income	$503,980	(1,910,583)
Depreciation & Amortization	461,397	167,583
Deferred Taxes	(5,801)	12,441

Net	$959,576	(1,755,441)

Increase (Decrease) in Assets
Accounts Receivable	(4,853,703)	(490,939)
In-Process Development Cost	(1,103,758)	(2,052,883)
Pre Paid Expenses	(647)	10,698

Net	(5,958,108)	(2,533,124)

Increase (Decrease) in Liabilities
Accounts Payable & Accrued Expenses	1,276,919	(509,747)
Accrued Expenses	60,785	3,682
Customer Deposits, Advance Payments	3,126,013	1,690,605

Net	4,463,717	1,184,540

Net Cash (Used) By Operating Activities	(534,815)	(3,104,025)
Cash Flow from Investing Activities
Furniture Fixtures Mach & Equipment	(26,068)	(144,016)
Distribution to Parent	(125,000)	—

Net	(151,068)	(144,016)

Cash Flow from Financing Activities
Restricted Cash	$1,327,468	—
Line of Credit	1,224,000	766,000
Additional Paid in Capital	—	571,213
Note Payable	100,000	—
Shareholder Loan	(668,909)	1,799,326

Net	$1,982,559	3,136,539

Net Increase (Decrease) in Cash	$1,296,676	(111,502)

Cash and Cash Equivalents at Beginning of Year	$262,197	$152,767
Cash and Cash Equivalents at End of Quarter	$1,558,873	$41,265
See accompanying notes to unaudited consolidated financial statements.

NOTE 1   ORGANIZATION AND PURPOSE
Acorn Holding Corp. (the “Company”) was incorporated under the laws of the State of Delaware on September 8, 1983. Pursuant to the terms of an Assignment and Assumption Agreement (the “Assignment Agreement”), dated as of June 6, 2005, the Company has assumed all of the rights and obligations of Valentec Systems, Inc. (“Valentec”), the Company’s new wholly-owned subsidiary, under (1) the Promissory Note in the principal amount of $1,000,000 issued by Valentec on April 28, 2005 in favor of Montgomery Equity Partners, Ltd (the “Note”), and (2) the Standby Equity Distribution Agreement, dated April 28, 2005, by and between Cornell Capital Partners, LP (the “SEDA”), together with the related agreements and documents.
The foregoing summary of the terms and conditions of the Assignment Agreement, the Note, the SEDA and the related agreements and documents do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements which are filed as exhibits to the Form 8-K and Form 8-K/A that were filed with the U.S. Securities and Exchange Commission on May 27, 2005 and December 14, 2005.
On June 6, 2005, the transactions contemplated under the Stock Purchase and Share Exchange Agreement (the “Purchase Agreement”), dated May 27, 2005, by and among the Company, Valentec and the two stockholders of Valentec (the “Valentec Stockholders”) were consummated. Pursuant to the terms of the Purchase Agreement, the Company purchased all of the outstanding shares of common stock of Valentec (i.e., 100 shares) in exchange for the issuance by the Company to the Valentec Stockholders on a pro rata basis of 5,423,130 newly-issued shares of the Company’s common stock, par value $.01 per share (the “Common Stock”). The shares of Common Stock are restricted securities that are exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 of Regulation D. Following the consummation of such transactions, the Valentec Stockholders, on an aggregate basis, own approximately 77.47% of the issued and outstanding Common Stock.
Pursuant to the terms of the Purchase Agreement, five of the six members of the board of directors of the Company, Paula Berliner, George Farley, Ronald J. Manganiello, Stephen A. Ollendorff and Bert Sager, resigned effective as of June 6, 2005. In addition, Edward N. Epstein resigned as the Company’s Chief Executive Officer and Larry V. Unterbrink resigned as the Company’s Secretary and Treasurer effective as of June 6, 2005. Mr. Epstein is the sole remaining member of the Company’s previous board of directors.
Effective as of June 6, 2005, Robert A. Zummo was appointed President and Chief Executive Officer of the Company. Since 2000, Mr. Zummo had been Chairman of the Board, President and Chief Executive Officer of Valentec.
NOTE 2   BASIS OF PRESENTATION
The consolidated interim financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the financial position and results for the periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

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
(B) Loss per Share
Basic and diluted net profit or loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2005 and 2004, there were no common share equivalents outstanding.
(C) Income Taxes
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
(D) Concentration of Credit Risk
The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2005, the Company had approximately $1,559,000 in cash balances at financial institutions, which were in excess of the FDIC insured limits.

(E) Business Segments
Revenues by Segment

Six Months Ended
June 30, 2005
Systems Management/Systems Integration	$3,464,143
Energetic Manufacturing	$4,302,191
Metal Parts	$85,578
Other	$411,461

Total	$8,263,373
Gross Margin Segment

Six Months Ended
June 30, 2005
Systems Management/Systems Integration	$906,055
Energetic Manufacturing	$2,053,024
Metal Parts	$85,567
Other	$45,963

Total	$3,090,609
Order Backlog by Segment

As of June 30, 2005
Systems Management/Systems Integration	$32,894,437
Energetic Manufacturing	$4,016,761
Metal Parts Manufacturing	$1,883,922

Total	$38,795,120

* Prior to January 1, 2005 Valentec operated as one segment therefore segment information for 2004 is not presented.

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
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Entities”, (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements apply for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

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
          The Company’s acquisition of Valentec on June 6, 2005 was treated as a reverse acquisition for financial reporting purposes. As such, the Company’s financial statements have been prepared as if Valentec was the acquiror. The results of operations discussed below represent the operations of Valentec through June 30, 2005. The results of operations subsequent to June 6, 2005 reflect the consolidated operations of Valentec and the Company.
          Revenues for the second quarter ended June 30, 2005 came entirely from Valentec as the Company’s only operating subsidiary. Revenues for Valentec showed consistent improvement as

Valentec continues to gear up for higher productions levels to cut into its backlog of orders. Valentec spent heavily in prior years to develop the products and equipment necessary to meet customer demands, which is reflected in capitalized development cost.
Plan of Operation
          As of December 31, 2003, the Company ceased its prior business operations and became a public shell and remained a public shell until its acquisition of Valentec was completed on June 6, 2005. Thus, from December 31, 2003 until May 2005, the Company had no revenues from operations. The Company plans to make investments in bids and proposal activity that, if successful, will significantly increase backlog, future sales and future profits. Valentec intends to bid on new U.S. Army systems ammunition requirements as well as new energetic and metal component requirements. Valentec also intends to make investments in automation equipment for one energetic production that may improve efficiencies and future profits. The Company is also planning to make certain strategic acquisitions that may increase backlog, sales and future profits.
          The Board of Directors of each of Valentec and Valentec International Limited (“VIL”) have agreed to negotiate toward the acquisition of VIL by Valentec for $6,000,000 pursuant to further terms to be negotiated and included in a definitive agreement between the parties. VIL is a United Kingdom chartered and registered corporation that has been in business since 1978. VIL has been a supplier of conventional ammunition and related defense products to foreign governments.
Results of Operations
          Revenues for the six months ended June 30, 2005 were $8,263,374 compared to $2,432,180 for the six months ended June 30, 2004, an increase of 239.4%. Total gross margin for the six months ended June 30, 2005 was $3,090,609 (or 37.4% of total revenue) compared to $33,489 for the six months ended June 30, 2004, an increase of 9,128.7%.
          Total direct costs (materials and labor) for the six months ended June 30, 2005 were $748,715 compared to $2,398,691 for the six months ended June 30, 2004, an increase of 115.6%. Total indirect costs (overhead, general and administrative and depreciation) for the six months ended June 30, 2005 were $2,484,802 compared to $1,913,944 for the six months ended June 30, 2004, and increase of 29.8%.
          Other expenses (interest income (less interest income) as well as miscellaneous items) was $101,827 for the six months ended June 30, 2005 compared to $29,610 for the six months ended June 30, 2004, an increase of 243.9%.
          Net income for the six months ended June 30, 2005 was $503,980 compared to a net loss of $1,910,582 for the six months ended June 30, 2004.
          Revenues for the three months ended June 30, 2005 were $4,382,326 compared to $1,152,015 for the three months ended June 30, 2004, an increase of 280.4%. Total gross margin for the three months ended June 30, 2005 was $1,904,528 (or 43.5% of total revenue) compared to ($300,880) for the three months ended June 30, 2004.
          Total direct costs (materials and labor) for the three months ended June 30, 2005 were $2,477,798 compared to $1,452,895 for the three months ended June 30, 2004, an increase of 70.5%. Total indirect costs (overhead, general and administrative and depreciation) for the three months ended

June 30, 2005 were $1,439,319 compared to $1,021,229 for the three months ended June 30, 2004, an increase of 40.9%.
          Other expenses (interest income (less interest income) as well as miscellaneous items) was $8,177 for the three months ended June 30, 2005 compared to $14,344 for the three months ended June 30, 2004, a decrease of 42.0%.
          Net income for the three months ended June 30, 2005 was $445,665 compared to a net loss of ($1,334,911) for the three months ended June 30, 2004.
Liquidity and Capital Resources
          For the six months ended June 30, 2005, the Company had negative cash flow from operations of $554,815. On June 30, 2005, the Company had outstanding borrowings (non-related party) of approximately $3,599,545. On June 30, 2005, the Company had total assets of approximately $12,055,312. This is a decrease from total assets of $12,143,124 on December 31, 2004.
          The Company’s sources and uses of funds were as follows: (1) it used net cash of $554,815 in its operating activities in the six months ended June 30, 2005; (2) it used cash of $151,068 in investing activities in the six months ended June 30, 2005; and (3) it received $2,002,599 from financing activities in the six months ended June 30, 2005, consisting primarily of the release of restricted cash and proceeds from the line of credit. As of June 30, 2005, the Company had net working capital of $2,412,289.
          The primary source of financing for the Company since its inception has been through the issuance of common stock and borrowings. The Company had cash and cash equivalents of $1,558,873 as of June 30, 2005 and $1,589,665 as of December 31, 2004. The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities. In this regard, on April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”), whereby it can “put” to Cornell, for cash, up to $15 million in the Company’s common stock over a two-year period of time. The Company believes this equity financing should increase its chances of succeeding in its growth plans. The Company anticipates using the $15 million SEDA to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. In order to make use of the SEDA, the Company must first increase its authorized capital, become listed on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) and register additional shares for pubic sale. There can be no assurance that the Company will be able to successfully increase its authorized capital, become listed on the OTCBB and register additional shares for public sale. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price.
          The Company has entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. A credit line of $7,500,000.00 has been established to provide additional working capital for the rapid growth the Company has experienced. The Company plans to use the additional funding for facilitization and additional equipment needed to support the increased backlog. The Company plans to pay off all other credit lines in the future with current revenue and cash on hand.

Valentec Systems, Inc.
          From January 1998 through January 2005, Valentec’s business involved manufacturing armaments and providing property management services to the United States Army by maintaining the Army’s Louisiana Army Ammunition Plant and recruiting new tenants. This work involved infrastructure maintenance and evaluation of environmental considerations and physical security. However, beginning in 2003, Valentec began devoting significant time and money to realign its business to focus on more profitable business segments such as Systems Management/Systems Integration, Energetic Manufacturing and Metal Parts Manufacturing.
          Valentec’s current business pursuits are categorized into 3 major segments: Systems Management/System Integration, Energetic Manufacturing, and Metal Parts Manufacturing
Systems Management/Systems Integration
          120MM Mortar Weapon System with Electronic Fire Control — “KESHET”. Valentec was awarded a system contract from Soltam Systems, Inc. for the production and integration of RMS6 120mm Mortar Weapon System for the Israeli Defense Forces using U.S. Foreign Military Financing as described herein on page five. The mortar weapon system will be fitted with Electronic Fire Control System and will be integrated in to M1064A3 Mortar carrier as well as towed platform. Delivery of the Mortar System will begin in calendar year 2006.
          Keshet (Hebrew for bow) 120mm self propelled mortar contains state of the art Command, Control and Communication devices and offers infantry and armor commander unique enhanced operational capabilities. Improvements in inertial navigation systems further enhance the accuracy in target and weapon location and, combined with a more sophisticated laying system, it greatly increases the accuracy of mortar ammunition delivery. The 120mm mortar system offers significant advantages in firepower, area coverage, tactical mobility, flexibility and survivability.
          The program consists of Technology Transfer, Configuration Control, Procurement, Assembly, Integration and Testing of 120MM Mortar Weapon System with electronic Firing Control. A total of 82 complete integrated systems and 12 equivalent spare parts of the system will be delivered under this contract to Israeli Defense Forces for approximately $16,745,000. Valentec is in discussions for future requirements for the Israeli Defense Forces.
          Valentec has placed purchase orders with two forging houses and four other prime vendors for major subcomponents and numerous purchase orders with a host of smaller vendors for the parts necessary to assemble the system. Subcomponent deliveries have been timed to provide an arrival that closely coincides with Valentec’s production schedule, yet leverages quantity and bulk buys.
          Valentec is also responsible for the quality of all components and the reliability of each system. To this end, VSI has tasked their vendors with a variety of tests and procedures intended to verify and validate compliance to specifications, functionality, and reliability. These tests include First Article Tests, fire control calibration tests, and function testing.
          Mortar Ammunition. Valentec was awarded a 2-year systems integration and management contract in early 2005 from Soltam Systems to assemble and deliver mortar ammunition for the Israeli Defense Forces using U.S. Foreign Military Financing as described herein on page five. The mortar ammunition will be provided in 120mm, 81mm, and 60mm rounds with a contract value of approximately $20,000,000. The 120mm and 60mm were ordered with two different explosive fillers each and the

81 mm was ordered in a single configuration for a total of five different rounds. Deliveries will begin in early 2006.
          Mortars are used in the infantry or in a mechanized company against troops, light vehicles or similar targets or for incendiary and smoke spotting purposes. When a mortar round is loaded into the mortar firing system, it slides down the tube until a fixed firing pin at the bottom of the barrel ignites the ignition cartridge. The energy from the ignition cartridge ignites the propellant charge. Rapidly expanding gases from the burning propellant accelerates the round and launches it in its ballistic trajectory. The mortar is aerodynamically stabilized in flight by its fins. The fuse is armed after the projectile passes a minimum safe separation distance and, on impacting the ground, the fuze explodes the high explosive charge that shatters the shell body fragments, which are then propelled toward the target. Some mortars are designed to explode at a low height above the ground for maximum lethality.
          Valentec has placed purchase orders with 11 prime vendors for major subcomponents and numerous purchase orders with a host of smaller vendors for the parts necessary to assemble the ammunition. Subcomponent deliveries have been timed to provide an arrival that closely coincides with Valentec’s production schedule, yet leverages quantity and bulk buys.
          In addition to the procurement of necessary sub-components, Valentec is also responsible for the quality of these components and, of course, the quality and reliability of each mortar. To this end, Valentec has tasked their vendors with a variety of tests and procedures intended to verify and validate compliance to specifications, functionality, and reliability. These tests include First Article Tests, weight calibration and verification, and function testing.
          In support of this major production effort, additional manufacturing space was leased and equipped with unique fixtures and tooling. As 120mm, 81mm and 60mm mortar ammunition is not unique to the IDF, the facilitization accomplished by Valentec for this program has positioned them well to compete successfully on future mortar ammunition contracts in domestic and overseas markets.
          In the Systems Management/Systems Integration segment, our sources and availability of raw materials present no unique challenges with the exception of obtaining M8M propellant from BMJ of Herzegovina. This requires import licensing for materials and export licenses for delivery of the complete product to Israel. Also, part of the U.S. State Department process mandates the provision of End User certificates. All of these requirements are known and actions are in process to have the conditions totally resolved. Valentec’s primary suppliers for the Systems Management/Systems Integration projects are:

➢	BMJ Belgrade, Herzegovina	M8M Propellant
➢	Accurate Energetics, McCuen, TN	Explosive Loading
➢	Medico, Wilkes-Barre, PA	Metal Parts
➢	POCAL	Metal Parts
➢	Lockheed-Martin, Scranton, PA	Metal Parts
➢	Greene Tweed, Kulpsville, PA	O-ring & Seals
➢	Ellwood National Forge, Irvine, PA	Forging
➢	Rotek, Inc., Aurora, OH	Bearings
Energetic Manufacturing
          Valentec’s energetic work aspect includes various flares and simulators with multiple end uses. The flares can be used for illumination and/or signaling. The simulators are used for training purposes to simulate a battlefield environment. In the flare work, we are a member of a team that in May of 2005 was awarded a planned 5-year procurement of 40MM flares. Valentec’s part of this award is to produce 40MM, M583, White Star Parachute, flares. This opportunity has a potential value of $50 million over 5 years dependent on assigned option quantities. The option year quantities are totally dependent on the annual appropriation authorized by the U.S. Congress as supported by the user (Army, Navy, Marines) community.
          There are multiple additional areas/opportunities for pursuit in the pyrotechnic arena. Valentec is actively seeking a government systems procurement solicitation for 105MM illumination product. We have successfully manufactured several test devices, which exhibit illumination significantly greater than specification requirements and burn times that are equally remarkable.
          Energetic Manufacturing requires appropriate licensing by the Bureau of Alcohol, Tobacco, Firearms, and Explosives (BATFE) before conducting any energetic operations. All known required applications have been completed and licenses issued. Additionally, a safety site application must be presented to the Defense Contract Management Agency (DCMA) for review and approval, which is complete, and in place. Valentec primary suppliers are:

➢	GOEX, Inc., Minden, LA	Black Powder
➢	ATK, Radford, VA	Propellant
➢	Flexible Concepts, Elkhart, IN	Metal Component
➢	Woodlawn Manufacturing, Marshall, TX	Metal Component
➢	B & T Screw, Bristol, CT	Metal Component
➢	Spaulding Composites, Rochester, NH	Plastic Component
Metal Parts Manufacturing
          Valentec’s current U.S. government metal parts work consists of a contract for 50,000 units of 105MM, M14B4, Spiral Wrapped Cartridge Case (SWCC). This contract value is approximately $1.9 million with 100% options for each year, fiscal year 2006 and fiscal year 2007 bringing the total potential to approximately $6 million over the next 3 years. Valentec believes there may be a significant foreign interest once the success of its program is realized. Valentec has produced a large volume of these products. Valentec believes this product cost is significantly less than the more traditional drawn/forged cartridge case and exhibits more insensitive munitions (IM) value than the solid cartridge cases. The use of this design (SWCC) should provide Valentec an advantage for the upcoming 105MM Illumination round requirements for the U.S. Army.
          In addition, Valentec is evaluating several other metal part manufacturing opportunities, which will be procured in 2006 by U.S. Army.
          Metal parts manufacturing and more specifically the spiral wrap cartridge case has only 4 primary components, and no specialty materials. Further, there are no exceptional government approvals required. Valentec primary suppliers are:

➢	Vy-Comp, Shreveport, LA	Metal Components
➢	Northwest Stamping, St. Louis, MO	Metal Components
➢	Alta Max, New Orleans, LA	Packaging

Foreign Work
          Valentec’s foreign business pursuits are associated with two contracting methods, “foreign military sales” and “foreign military financing.” A description of each method follows.
      ➢ Foreign Military Sales. The foreign military sales program is the government-to-government method of selling U.S. defense equipment, services, and training. The program is managed by the Defense Security Cooperation Agency within the U.S. Department of Defense. Valentec participates in the program as a known supplier to approved foreign governments through a marketing network established in the foreign countries. Department of Defense Manual 5105.38-M describes the specific details concerning the program requirements.
          The U.S. Department of Defense has launched a major effort to reform the current foreign military sales system and to ensure that this valuable program remains viable into the next millennium. This reform effort will focus on improving the foreign military sales system’s performance and adopting better business practices whenever possible. Currently, Valentec does not believe these anticipated changes would adversely affect its business. The foreign military sales program manages government-to-government purchases of weapons and other defense articles, defense services, and military training. A military buying weapons through the foreign military sales program does not deal directly with the business that manufactures the weapons, but rather, the Defense Department serves as an intermediary, usually handling procurement, logistics and delivery and often providing product support and training.
     ➢ Foreign Military Financing. The foreign military financing program provides grants and loans to help foreign countries purchase U. S. produced weapons, defense equipment, defense services and military training through the foreign military sales program described above. On a much less frequent basis, foreign military financing also funds purchases made through the direct commercial sales program (described below), which oversees sales between foreign governments to private U.S. companies. Foreign military financing does not provide cash grants to other countries; it generally pays for sales of specific goods or services through foreign military or direct commercial sales.
          The State Department’s Bureau of Political-Military Affairs sets policy for the foreign military financing program, while the Defense Security Cooperation Agency, within the Defense Department, manages it on a day-to-day basis. Security assistance organizations and military personnel in U.S. embassies overseas play a key role in managing foreign military financing within recipient countries. Congress appropriates funds for foreign military sales through the yearly Foreign Operations Appropriations Act.
          Foreign military financing exists primarily to fund arms transfers, as military training is normally granted through the International military education and training program. However, foreign military financing does support some of the training activities.
          The Contracting Process. Valentec has Marketing/Sales representation at two of its largest customer locations in the United States: (1) Picatinny Arsenal in Dover, New Jersey and (2) the Joint Munitions Command in Rock Island, Illinois. These representatives keep Valentec informed as to any new business opportunities that are on the horizon that would fit into the company’s capabilities, and therefore, allows the company to conduct proposal activities prior to the actual receipt of any solicitation or request for a proposal. Typically, these solicitations or requests are of a “Best Value” evaluation criteria, meaning that the evaluation is based on many factors (not only price) such as past performance, quality assurance plans, manufacturing approach, etc. This kind of evaluation requires extensive proposal writing skills and the company often uses outside consultants who specialize in writing proposals that are responsive to all of the requirements of U.S. Government customers.
          Typically, the U.S. Government allows 60 days for contractors to respond to their solicitations or requests for proposals. They, in turn, will take anywhere from 60 days or longer to conduct their evaluations and make the ultimate contract award. Most contracts are of a 12-month duration and require a First Article Test prior to the start of production. In some cases, these contracts will have out-year options; however, the Government has no obligation to exercise these options.
          With regard to international sales, Valentec uses Valentec International Limited of the United Kingdom and Soltam Systems, Inc. of Israel to market its products and capabilities. Each of these business entities is controlled by directors of the Company. All Valentec Systems, Inc.’s international business has been through either Foreign Military Sales or direct sales to the foreign country. In either case, the customer must submit to Valentec an “End User Certificate” that states who the End User will be. That End User Certificate is submitted to the U. S. State Department along with an entire copy of the contract between Valentec and its foreign customer. For example, if Valentec has a contract with Soltam Systems, Inc. to supply both weapon systems and ammunition for mortars, and Soltam Systems, Inc. in turn, has a contract with the Israeli Defense Forces for the same product, then the Israeli Defense Forces would be the End User. Because funds for this procurement would likely involve U.S. military grant dollars to Israel, the products would have to be manufactured in the United States. Valentec would ultimately ship these products by sea to the required location. Or, if Valentec had a contract with Valentec International Limited, UK, to supply 40mm illuminating rounds of ammunition to Saudi Arabia through a direct sale; i.e., no foreign military funds, the requirements for End User Certificate would still apply before the U. S. State Department would approve the sale. The end product would be produced by Valentec Systems, Inc. and shipped directly to the foreign customer.
          Any and all foreign sales require End User Certificates and the U. S. State Department’s approval.
Customers
     Soltam Systems, Inc.
          Valentec has received an order from Soltam Systems, Inc. (“Soltam”) for the production and integration of the Keshet RMS6 120mm Mortar Weapon System for the Israeli Defense Forces. The mortar weapon system will be fitted with an Electronic Fire Control System and will be integrated in to M1064A3 Mortar carriers as well as towed platforms. Delivery of the Mortar System will begin in calendar year 2006.
          The Keshet 120mm self propelled mortar contains state of the art command, control and communication devices and offers infantry and armor commanders unique enhanced operational capabilities. Improvements in inertial navigation systems further enhance the accuracy in target and weapon location and, combined with a more sophisticated laying system, it greatly increases the accuracy of mortar ammunition delivery. The 120mm mortar system offers significant advantages in firepower, area coverage, tactical mobility, flexibility and survivability.
          The Keshet 120mm mortar is a Soltam design. The mortar weapon system will be produced at Valentec’s manufacturing facility in Minden, Louisiana. Valentec expects to complete this order in December 2006.
          The program consists of technology transfer, configuration control, procurement, assembly, integration and testing of a 120MM Mortar Weapon System with electronic Firing Control. It is anticipated that, a total of 82 complete integrated systems and 12 equivalent spare parts of the system will be delivered under this contract to Soltam Systems, Inc. which in turn will deliver them to the End User, the Israeli Defense Forces.
          In addition, Valentec was awarded a 2-year systems integration and management contract in early 2005 from Soltam Systems, Inc. to assemble and deliver mortar ammunition to Soltam Systems, Inc. for delivery to the Israeli Defense Forces. The mortar ammunition will be provided in 120mm, 81mm, and 60mm rounds. The 120mm and 60mm were ordered with two different explosive fillers each and the 81mm was ordered in a single configuration for a total of five different rounds. Valentec anticipates that deliveries will begin in late 2005 and be completed in December 2006.
     DSE, Inc.
     DSE, Inc., located in Tampa Florida is a significant contractor for procurement of 40mm products. DSE, Inc. has ordered 59,708 40mm, M583 products from Valentec. Valentec expects to complete the initial purchase order in May 2006. DSE, Inc. has been awarded U.S. Government Contract #W52P1J-05-O-0036. This contract pertains to the 40MM family of munitions and is projected to cover the next five years. Valentec has been named as the sub-contractor to produce the Illumination Rounds found in this contract. In the Solicitation, the U.S. Government estimated the annual requirement for Illumination Rounds would be 200,000 to 300,000 rounds per year. This would indicate substantial sales for Valentec dependent upon which option quantity the U.S. Government decides to procure.
     Kingdom of Saudi Arabia
     Valentec is currently fulfilling a contract received on assignment from Valentec International, Limited, UK, to provide 4,000 M583A1 40mm illuminating parachutes and 2,000 M585 40mm illuminating munitions for the Kingdom of Saudi Arabia. We anticipate completion of this purchase order in the first quarter of 2006.
     U.S. Government
     Valentec is currently fulfilling contracts from the U. S. Army for multiple products.
➢ 50,000 — Spiral Wrap Cartridge Cases M14B4
➢ 49,456 — 40MM White Star Cluster M585
➢ 21,692 — 40MM Green Star Parachute M661
➢ 108,768 — 40MM White Star M583
➢ 134,080 — M74 Simulators
The U.S. Army can exercise option quantities under each contract with Valentec.
Off Balance Sheet Arrangements
     The Company has no off balance sheet arrangements.
ITEM 3. Controls and Procedures
     (A) Evaluation Of Disclosure Controls And Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal

Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.
     (B) Changes In Internal Controls
     In connection with the evaluation of the Company’s internal controls during the Company’s second fiscal quarter ended June 30, 2005, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not currently a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.
ITEM 2. CHANGES IN SECURITIES
(a) None.
(b) None.
(c) On June 6, 2005, the transactions contemplated under the Stock Purchase and Share Exchange Agreement (the “Purchase Agreement”), dated May 27, 2005, by and among the Company, Valentec and the two stockholders of Valentec (the “Valentec Stockholders”) were consummated. Pursuant to the terms of the Purchase Agreement, the Company purchased all of the outstanding shares of common stock of Valentec (i.e., 100 shares) in exchange for the issuance by the Company to the Valentec Stockholders on a pro rata basis of 5,423,130 newly-issued shares of the Company’s common stock, par value $.01 per share. The shares of common stock are restricted securities that are exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 of Regulation D. Following the consummation of such transactions, the Valentec Stockholders, on an aggregate basis, own approximately 77.47% of the issued and outstanding common stock of the Company.
(d) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
     (a) Exhibits
10.1	Award/Contract No. W52P1J-05-C-0024, dated April 18, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc. (incorporated by reference as Exhibit 10.2 to our Report on Form 8-K/A filed on December 14, 2005)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.L. 1350, as adopted pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K for the period covered by this report:

	Date	Items
1.	April 1, 2005	5.02
2.	April 4, 2005	4.01 and 9.01
3.	April 11, 2005	4.01 and 9.01
4.	April 20, 2005	4.01
5.	May 27, 2005	1.01, 3.02, 5.01, 7.01 and 9.01

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACORN HOLDING CORP.

Date: January 17, 2006
/s/ Robert A Zummo

Robert A. Zummo
Chief Executive Officer