Form 10QSB
period 2005-09-30
ACORN HOLDING CORP
filed 2006-02-13
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
     Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: shares of common stock, $.01 par value, as of February 9, 2006: 6,997,072
Transitional Small Business Disclosure Format (Check One):
     Yes ☐ No ☑

ACORN HOLDING CORP.
FORM 10-QSB
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005 or for any other period.

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2005	December 31, 2004
Current Assets
Cash & Cash Equivalents	1,117,185	1,589,665
Accounts Receivable	7,950,986	1,821,546
Inventory	1,611,953	1,058,265
Contract Development	2,261,533	6,261,978
Other	146,579	91,132

Total Current	13,088,236	10,822,586

Fixed Assets
Furniture, Fixtures	470,709	368,412
Machinery & Equipment	2,246,049	2,005,506
	2,716,758	2,373,918
Less Accumulated Depreciation	(1,331,611)	(1,053,380)

Total Fixed	1,385,147	1,320,538

TOTAL ASSETS	14,473,383	12,143,124

Current Liabilities
Accounts Payable	2,397,890	1,515,372
Accrued Expense	529,567	457,012
Customer Deposits	76,056	—
Lines of Credit — Notes Payable	6,998,981	2,255,545
Due to Shareholders	933,455	2,260,604
Deferred Revenue	—	2,453,787

Total Current	10,935,949	8,942,320

TOTAL LIABILITIES	10,935,949	8,942,320

Shareholders Equity
Common stock, $0.01 par value, 20,000,000 shares authorized, 1,573,900 (2004) 100 (2005) issued and outstanding	69,971	10
Additional Paid In Capital	2,922,288	2,992,259
Retained Earnings	545,165	208,535

Total Equity	3,537,434	3,200,804

TOTAL LIABILITIES & EQUITY	14,473,383	12,143,124

See accompanying notes to unaudited consolidated financial statements.

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Revenues	12,385,602	4,044,427

Direct Contract Cost
Direct Labor	1,136,180	894,541
Direct Materials	4,181,076	1,269,547
Other Direct	2,064,165	1,539,952

Total Direct Cost	7,381,421	3,702,040

Gross Margin	5,004,181	342,387

Indirect Cost
Indirect Expenses	825,493	324,372
Overhead Expenses	721,919	1,426,215
Depreciation / Amortization	701,664	277,779
S G&A Expense	1,869,691	1,901,238

Total Indirect costs	4,118,767	3,929,604

Income from Operation	885,414	(3,587,217)

Other (Expense) Income
Interest Income	27,569	2,327
Interest Expense	(201,924)	(58,501)
Miscellaneous	(20,340)	26,203

Total Other	(194,695)	(29,971)

Income Before Taxes	690,719	(3,617,188)

Provision for Taxes	—	(9,458)
Net Income	690,719	(3,607,730)

Profit (loss) Per Share	0.0987	(36,077.3)
Weighted Average Shares	6,997,072	100
See accompanying notes to unaudited consolidated financial statements.

CONSOIDATED ACORN HOLDING
STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD ENDING SEPTEMBER 30, 2005
(Unaudited)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total
Valentec Balance 12/31/04	10	3,484,773	316,021	3,800,804
Net Income	—	—	690,719	690,719
Re-class Add Paid In Cap		(600,000)		(600,000)
Distribution to Parent			(354,089)	(354,089)
Valentec 9/30/05	10	2,884,773	652,651	3,537,434

Consolidation
Re-class Add Paid In Cap		(354,089)		—
Distribution to Parent		354,089		—
Acorn Stock at Par	69,971			69,971
Re-class Add Paid In Cap		(69,971)		(69,971)
Consolidated 09/30/05	69,971	2,814,812	652,651	3,537,434
See accompanying notes to unaudited consolidated financial statements.

ACORN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
Cash from Operations
Net Income	690,719	(3,605,242)
Depreciation / Amortization	701,664	275,291

Net From Operations	1,392,383	(3,329,951)

(Increase) Decrease in Assets
Accounts Receivable	(6,129,440)	613,581
Inventory	(553,688)	(1,389,390)
Contract Development	1,327,468	1,468,391
Income Tax Rec	(1,207,905)	—
Other assets	(5,079)	—
Pre Paid Expenses	(55,447)	(444)

Total	(6,624,091)	(692,138)

Increase (Decrease) in Liabilities
Accounts Payable	958,576	(1,061,012)
Accrued Expense	77,632	942,799
Deferred Revenue	(158,239)	—
Customer Deposits	2,331,129	59,065

Total	3,209,098	(58,608)

Net Cash from Operating Activities	(2,022,610)	(2,696,421)

Cash Flow from Investing Activities
Furniture, Fixtures & Leasehold Improvements Machinery & Equipment	(342,840)	(176,241)
Additional Paid In Capital	—	71,246
Distribution to Parent	(354,089)	—

	(696,929)	(104,995)

Cash Flow from Financing Activities
Lines of Credit — Notes Payable	4,743,436	1,120,770
Additional Paid In Capital	(100,000)
Notes Payable	100,000	—
Due to Shareholders	(1,168,909)	1,780,966

	3,574,527	2,901,736

Net Increase (decrease) in Cash	854,988	100,320

Cash Beginning of Year	262,197	152,767
Cash End of Year	1,117,185	253,087
See accompanying notes to unaudited consolidated financial statements.

NOTE 1 ORGANIZATION AND PURPOSE
Acorn Holding Corp. (the “Company”) was incorporated under the laws of the State of Delaware on September 8, 1983. Pursuant to the terms of an Assignment and Assumption Agreement (the “Assignment Agreement”), dated as of September 6, 2005, the Company has assumed all of the rights and obligations of Valentec Systems, Inc. (“Valentec”), the Company’s new wholly-owned subsidiary under that certain Promissory Note in the principal amount of $1,000,000 issued by Valentec on April 28, 2005 in favor of Montgomery Equity Partners, Ltd (the “Note”), and the Standby Equity Distribution Agreement, dated April 28, 2005, by and between Cornell Capital Partners, LP (the “SEDA”), together with the related agreements and documents.
The foregoing summary of the terms and conditions of the Assignment Agreement, the Note, the SEDA and the related agreements and documents do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements which are filed as exhibits hereof and are hereby incorporated herein by reference.
On September 6, 2005, the transactions contemplated under the Stock Purchase and Share Exchange Agreement (the “Purchase Agreement”), dated May 27, 2005, by and among the Company, Valentec and the two stockholders of Valentec (the “Valentec Stockholders”) were consummated. Pursuant to the terms of the Purchase Agreement, the Company purchased all of the outstanding shares of common stock of Valentec (i.e., 100 shares) in exchange for the issuance by the Company to the Valentec Stockholders on a pro rata basis of 5,423,130 newly-issued shares of the Company’s common stock, par value $.01 per share (the “Common Stock”). The shares of Common Stock are restricted securities that are exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 of Regulation D. Following the consummation of such transactions, the Valentec Stockholders, on an aggregate basis, own approximately 77.47% of the issued and outstanding Common Stock of the Company.
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
NOTE 2 BASIS OF PRESENTATION
The consolidated Interim financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the financial position and results for the periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Reporting developments have been updated where appropriate.

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
(B) Loss per Share
Basic and diluted net profit or loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005 and 2004, there were no common share equivalents outstanding.
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
(D) Concentration of Credit Risk
The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2005, the Company had approximately $1,559,000 in cash balances at financial institutions, which were in excess of the FDIC insured limits.
(E) Business Segments

Nine months ended
Revenues by Segment	September 30, 2005
Systems/Management Systems/Integration	$5,489,701

Energetic Manufacturing	$5,849,049

Metal Parts	$501,550

Other	$545,302

Total	$12,385,602

Nine months ended
Gross Margin Segment	September 30, 2005
Systems/Management Systems/ Integration	$1,841,302

Energetic Manufacturing	$2,612,984

Metal Parts	$386,335

Other	$163,560

Total	$5,004,181

Nine months ended
Order Backlog by Segment	September 30, 2005
Systems Management Systems Integration	$30,873,580

Energetic Manufacturing	$2,969,624

Metal Parts Manufacturing	$1,467,500

Total	$35,310,704

*	Prior to the acquisition of Valentec Systems, the Company operated as one segment therefore segment information for 2004 is not available.
(G) Recent Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”“ SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.
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
     The Company’s acquisition of Valentec on September 6, 2005 was treated as a reverse acquisition for financial reporting purposes. As such, the Company’s financial statements have been prepared as if Valentec was the acquiror. The results of operations discussed below represent the operations of Valentec through September 30, 2005. The results of operations subsequent to June 6, 2005 reflect the consolidated operations of Valentec and the Company.
     Revenues for the third quarter ended September 30, 2005 came entirely from Valentec as the Company’s only operating subsidiary. Revenues for Valentec showed consistent improvement as Valentec continues to gear up for higher productions levels to cut into its backlog of orders. Valentec spent heavily in prior years to develop the products and equipment necessary to meet customer demands, which is reflected in capitalized development cost.

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
Results of Operations
     Revenues for the nine months ended September 30, 2005 were $12,385,062 compared to $4,044,427 for the nine months ended September 30, 2004, an increase of 206.2%. Total gross margin for the nine months ended September 30, 2005 was $5,004,181 (or 40.4% of total revenue) compared to $342,387 for the nine months ended September 30, 2004, an increase of 1,361.6%.
     Total direct costs (materials and labor) for the nine months ended September 30, 2005 were $7,381,421 compared to $3,702,040 for the nine months ended September 30, 2004, an increase of 99.4%. Total indirect costs (overhead, general and administrative and depreciation) for the nine months ended September 30, 2005 were $4,118,767 compared to $3,651,825 for the nine months ended September 30, 2004, and increase of 12.8%.
     Other expense (interest income (less interest income) as well as miscellaneous items) were $194,695 for the nine months ended September 30, 2005 compared to $29,971 for the nine months ended September 30, 2004, an increase of 549.6%.
     Net income for the nine months ended September 30, 2005 was $690,719 compared to a net loss of $3,348,868 for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     For the nine months ended September 30, 2005, the Company had negative cash flow from operations of $2,030,284. On September 30, 2005, the Company had outstanding borrowings (non-related party) of approximately $6,998,981. On September 30, 2005, the Company had total assets of approximately $14,473,383. This is an increase from total assets of $12,143,124 on December 31, 2004.
     The Company’s sources and uses of funds were as follows: (1) it used net cash of $568,789 in its operating activities in the nine months ended September 30, 2005; (2) it used cash of $926,018 in investing activities in the nine months ended September 30, 2005; and (3) it received $3,525,091 from financing activities in the nine months ended September 30, 2005, consisting primarily of the release of restricted cash and proceeds from the line of credit.
     The primary source of financing for the Company since its inception has been through the issuance of common stock and borrowings. The Company had cash and cash equivalents of $1,117,185 as of September 30, 2005 and $1,589,665 as of December 31, 2004. The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities. In this regard, on April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”), whereby it can “put” to Cornell, for cash, up to $15 million in the Company’s common stock over a two-year period of time. The Company believes this equity financing should increase its chances of succeeding in its growth plans. The Company anticipates using the $15 million SEDA to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. In order to make use of the SEDA, the Company must first increase its authorized capital, become listed on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) and register additional shares for pubic sale. There can be no assurance that the Company will be able to successfully increase its authorized capital, become listed on the OTCBB and register additional shares for public sale. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price.
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
     Valentec’s current business pursuits are categorized into 3 major segments: Systems Management/System Integration, Energetic Manufacturing, and Metal Parts Manufacturing

Systems Management / Systems Integration
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
     Mortars are used in the infantry or in a mechanized company against troops, light vehicles or similar targets or for incendiary and smoke spotting purposes. When a mortar round is loaded into the mortar firing system, it slides down the tube until a fixed firing pin at the bottom of the barrel ignites the ignition cartridge. The energy from the ignition cartridge ignites the propellant charge. Rapidly expanding gases from the burning propellant accelerates the round and launches it in its ballistic trajectory. The mortar is aerodynamically stabilized in flight by its fins. The fuse is armed after the projectile passes a minimum safe separation distance and, on impacting the ground, the fuse explodes the high explosive charge that shatters the shell body fragments, which are then propelled toward the target. Some mortars are designed to explode at a low height above the ground for maximum lethality.
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
          The program consists of technology transfer, configuration control, procurement, assembly, integration and testing of a 120MM Mortar Weapon System with electronic Firing Control. It is anticipated that, a total of 82 complete integrated systems and 12 equivalent spare parts of the system will be delivered under this contract to Soltam Systems, Inc. which in turn will deliver them to the End User, the Israeli Defense Forces. Soltam will receive part of the revenues from the sale of the products involving the technology.
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
     U.S. Government
     Valentec is currently fulfilling contracts from the U. S. Army for multiple products.

➢	50,000 – Spiral Wrap Cartridge Cases M14B4
➢	49,456 – 40MM White Star Cluster M585
➢	21,692 – 40MM Green Star Parachute M661

➢	108,768 – 40MM White Star M583
➢	134,080 – M74 Simulators
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
          (B)     Changes In Internal Controls
          In connection with the evaluation of the Company’s internal controls during the Company’s third fiscal quarter ended September 30, 2005, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The Company is not currently a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.
ITEM 2.     Changes in Securities
(a) None.
(b) None. (c)
(c)  On August 19, 2005, the Company completed a private placement of securities to each of Messrs. Zummo, Gilat, Mathson, and Kreisman pursuant to which each of Mr. Zummo and Mr. Gilat received Warrants to purchase up to 200,000 shares of Common Stock at an exercise price of $0.25 per share. Each of Mr. Matheson and Mr. Kreisman received Warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $0.25 per share. The Warrants are immediately exercisable and expire on August 19, 2008. In connection with the private placement, Acorn relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Messrs. Zummo, Gilat, Matheson, and Kreisman represented to the Company that they were “accredited investors” as defined in Rule 501(a) promulgated in the Securities Act and that they were receiving the Warrants for their own account and not with a present view towards the public sale or distribution thereof.
(d) None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.     OTHER INFORMATION
None.
ITEM 6.  EXHIBITS
(a) Exhibits
10.1      Warrant to Purchase Common Stock of Acorn Holding Corp., dated as of August 19, 2005 (incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 24, 2005).
10.2      Warrant to Purchase Common Stock of Acorn Holding Corp., dated as of August 19, 2005 (incorporated by reference as Exhibit 10.2 to the Company’s Report on Form 8-K filed on August 24, 2005).
10.3      Warrant to Purchase Common Stock of Acorn Holding Corp., dated as of August 19, 2005 (incorporated by reference as Exhibit 10.3 to the Company’s Report on Form 8-K filed on August 24, 2005).

10.4      Warrant to Purchase Common Stock of Acorn Holding Corp., dated as of August 19, 2005 (incorporated by reference as Exhibit 10.4 to the Company’s Report on Form 8-K filed on August 24, 2005).
10.5      Master Factoring Agreement, dated September 1, 2005 among Acorn Holding Corp., Valentec Systems, Inc. and Rockland Credit Finance LLC (incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 8, 2005).
10.6      Addendum Number 1 to MFA dated September 1, 2005, among Acorn Holding Corp., Valentec Systems, Inc. and Rockland Credit Finance LLC (incorporated by reference as Exhibit 10 to the Company’s Report on Form 8-K filed on September 8, 2005).
10.7      Revolving Credit Promissory Note, dated September 1, 2005, among Acorn Holding Corp., Valentec Systems, Inc. and Rockland Credit Finance LLC (incorporated by reference as Exhibit 10.3 to the Company’s Report on Form 8-K filed on September 8, 2005).
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
          (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K for the period covered by this report:

	Date	Items
1.	September 8, 2005	1.01, 2.03 and 9.01

2.	August 24, 2005	1.01, 3.02 and 9.01

3.	August 10, 2005	2.01, 5.02 and 9.01

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACORN HOLDING CORP.

Date: February 9, 2006
/s/ Robert A. Zummo

Robert A. Zummo
Chief Executive Officer