Form 10QSB/A
period 2005-06-30
ACORN HOLDING CORP
filed 2006-02-15
CIK 737243

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
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
Yes ☐                No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: shares of common stock, $.01 par value, as of February 14, 2006: 6,997,072
Transitional Small Business Disclosure Format (Check One):
Yes ☐                No ☑

ACORN HOLDING CORP.
FORM 10-QSB
INDEX

Explanatory Note
Management of the Company concluded on January 25, 2006 that the Company’s unaudited consensed consolidated financial statements contained in the Company’s Quarterly Report on Form 10-QSB filed on January 19, 2006 for the nine months ended June 30, 2005, and that such previously filed financial statements should no longer be relied upon. The Company’s independent accountant agreed to these changes to the financial statements. The restatement of the financial statements related solely to the reflection of loans of $600,000 to Valentec from two of its stockholders in 2001. These loans mistakenly recorded as additional paid-in capital in the financial statement of Valentec instead of a note payable.
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

ACORN HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2005	Dec. 30, 2004
ASSETS
Current Assets
Cash & Cash Equivalents	$1,558,873	$262,195
Restricted Cash	—	1,327,468
Accounts Receivables	6,675,249	1,821,546
Finished Goods Inventory	1,058,265	1,058,265
In-Process Development Cost	1,503,651	6,261,978
Income Tax Receivable	91,132	91,132
Prepaid Expenses	647	—

Total Current Assets	$10,887,817	$10,822,586

Fixed Assets
Furniture, Fixtures, Leasehold Improvements,
Machinery & Equipment	$2,399,987	$2,373,918

	2,399,987	2,373,918
Less Accumulated Depreciation	(1,232,492)	(1,053,380)

Total Fixed Assets	$1,167,495	$1,320,538

TOTAL ASSETS	$12,055,312	$12,143,124

LIABILITIES
Current Liabilities
Accounts Payable & Accrued Expenses	$2,792,291	$1,515,372
Line of Credit	3,499,545	2,255,545
Customer Deposits	—	2,453,787
Current Notes Payable	100,000	—
Accrued Salaries	259,870	219,805
Payable Shareholders	1,591,694	933,455
Due to/from Group Member	—	1,327,149
Deferred Taxes Payable	232,128	237,207

Total Current Liabilities	$8,475,528	$8,942,320

Total Liabilities	$8,475,528	$8,942,320

STOCKHOLDERS’ EQUITY
Common Stock $0.01 par value, 20,000,000 authorized 6,997,100 (2005) and 1,000 (2004) issued and outstanding	$69,971	$10
Additional Paid In Capital	2,992,259	2,992,259
Distribution to Parent	(125,000)	—
Retained Earnings	712,515	208,535

Total Stockholders Equity	$3,579,784	$3,200,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,055,312	$12,143,124

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

CONSOLIDATED ACORN HOLDING
STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD ENDING JUNE 30, 2005
(Unaudited)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total
Valentec Balance 12/31/04	10	2,992,259	208,535	3,200,804
Net Income	—	—	503,980	503,980
Distribution to Parent			(125,000)	(125,000)

Valentec 6/30/05	10	2,992,259	587,515	3,579,784

Consolidation
Re-class Add Paid In Cap		(125,000)		(125,000)
Distribution to Parent		125,000		125,000
Acorn Stock at Par	69,971			69,971
Re-class Add Paid In Cap		(69,971)		(69,971)
Consolidated 6/30/05	69,971	2,814,802	587,515	3,579,784
See accompanying notes to unaudited consolidated financial statements .

ACORN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	June 30, 2005	June 30, 2004
Cash from Operations
Net Income	$503,980	(1,910,583)
Depreciation & Amortization	461,397	167,583
Deferred Taxes	(5,079)	12,441

Net	$960,298	(1,755,441)

Increase (Decrease) in Assets
Accounts Receivable	(4,853,701)	(490,939)
Contract Development	(2,011,584)	(362,278)
Pre Paid Expenses	(647)	10,698

Net	(2,842,764)	(842,519)

Increase (Decrease) in Liabilities
Accounts Payable & Accrued Expenses	1,276,919	(509,747)
Accrued Expenses	40,065	3,682

Net	1,316,984	(506,065)

Net Cash (Used) By Operating Activities	(565,482)	(3,104,025)
Cash Flow from Investing Activities
Furniture Fixtures Mach & Equipment	(26,069)	(427,197)
Distribution to Parent	(125,000)	—
Additional Paid in Capital	—	571,213

Net	(151,069)	(427,197)

Cash Flow from Financing Activities
Restricted Cash	$1,327,468	—
Line of Credit	1,224,000	766,000
Note Payable	100,000	—
Shareholder Loan	(658,239)	1,799,326

Net	$2,013,229	2,565,326

Net Increase (Decrease) in Cash	$1,296,678	(111,502)

Cash and Cash Equivalents at Beginning of Year	$262,195	$152,767
Cash and Cash Equivalents at End of Quarter	$1,558,873	$41,265
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

Date: February 15, 2006
/s/ Robert A Zummo

Robert A. Zummo
Chief Executive Officer