Form 10KSB
period 2005-12-31
Valentec Systems, Inc
filed 2006-04-17
CIK 737243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
     (Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Valentec Systems, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

2629 York Avenue

Delaware	59-2332857	Minden, LA 71055

(State or other jurisdiction	(IRS Employer	(Address of principal executive offices) (Zip Code)
of incorporation)	Identification No.)
Registrant’s telephone number, including area code: (318) 382-4574
Common Stock, par value $.001 per share
(Title of Class)
Securities Registered Under Section 12(b) of the Exchange Act: Common Stock, $0.01 par value
Securities Registered Under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Issuer’s revenues for the fiscal year ended December 31, 2005 were: $19,016,000
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on April 14, 2006, was: $758,890.
There were 7,089,422 shares of the Issuer’s common stock outstanding on December 31, 2005.
Documents incorporated by reference: None

PART I
Item 1. Description of Business
          This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
          Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.
          As used in this annual report, the terms “we”, “us”, “our”, “the Company”, “Acorn” and “Valentec” means Valentec Systems, Inc. (which operated under the name Acorn Holding Corp. until April 10, 2006) and our wholly-owned subsidiary, Valentec Operating Corp. The term “Subsidiary” refers to Valentec Operating Corp., which previously operated under the name “Valentec Systems, Inc.” until April 10, 2006.
General
          The Company formerly was incorporated under the laws of the State of Delaware on September 8, 1983. In fiscal year 2002, the Company operated as a holding company with one wholly owned subsidiary, Recticon Enterprises, Inc. (“Recticon”), and its principal business was the derivation of earnings from the operation of Recticon. Recticon manufactured two, three, four, five and six-inch monocrystalline silicon wafers, which were used by university research departments and microelectronic manufacturers. On June 23, 2003, the Company announced that Recticon had been advised by Recticon’s principal customer that the demand for Recticon’s products would not increase and there would be a sharp erosion in the price for such products going forward. The Board of Directors of Recticon and the Company determined that, since the Company did not have the financial resources to sustain the anticipated operating losses of Recticon and to try to limit the further erosion of Recticon’s assets, the management of Recticon was authorized to liquidate the assets of Recticon. As of December 31, 2003, all Recticon assets were liquidated and the Company became a public shell and remained a public shell until its acquisition of Valentec Operating Corp. (formerly Valentec Systems, Inc.) on June 6, 2005. As a result of the acquisition, Valentec Operating Corp. became a wholly owned subsidiary of the Company, and the principal business of Valentec became the derivation of earnings from the operation of the Subsidiary.
          Valentec Operating Corp., the Subsidiary, was incorporated in Delaware on May 1, 1998. Valentec Operating Corp. designs, develops, manufactures, and sells ammunition and light weapons for military use. From January 1998 through January 2005, the Subsidiary’s business involved manufacturing armaments and providing property management services to the United States Army by maintaining the Army’s Louisiana Army Ammunition Plant and recruiting new tenants. This work involved infrastructure maintenance and evaluation of environmental considerations and physical security. However, beginning in 2003, Valentec began devoting significant time and money to realign its business to focus on more profitable business segments such as Systems Management/Systems Integration, Energetic Manufacturing and Metal Parts Manufacturing.

          In order to build a strong strategic portfolio and to improve profitability, Valentec has focused on the following growth strategies and objectives:
•	Enhance marketing and business development in foreign government agencies to increase sales and backlog.

•	Acquisitions that complement existing operations.

•	Capitalize on our systems management and systems integration experience with Soltam Systems and the Israeli Defense Forces to market the same capability to the United States Army.

•	Expand energetic manufacturing from current 40mm to 105mm and 155mm.
Recent Developments
          After receipt of shareholder approval pursuant to a written consent, the Company (1) changed its name to Valentec System, Inc. on April 10, 2006 and (2) the capital stock of the Company was increased to 260,000,000 shares, with 250,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock.
          The Company entered into an employment agreement with Robert A. Zummo effective as of January 1, 2006. The terms and conditions of this employment agreement are set forth in “Item 10. Executive Compensation.”
          On April 10, 2006, the Company changed its name from “Acorn Holding Corp.” to “Valentec Systems, Inc.”
          Also, on April 10, 2006, the Company changed the name of its operating subsidiary from “Valentec Systems, Inc.” to “Valentec Operating Corp.”
Description of Business
     Valentec’s current business pursuits are categorized into 3 major segments: Systems Management/System Integration, Energetic Manufacturing, and Metal Parts Manufacturing. These segments are operated by Valentec Operating Corp.
Systems Management / Systems Integration
     120MM Mortar Weapon System with Electronic Fire Control — “KESHET”
          Valentec was awarded a system contract from Soltam Systems, Inc. for the production and integration of RMS6 120mm Mortar Weapon System for the Israeli Defense Forces (“IDF”) using U. S. Foreign Military Financing as described herein on page five. The mortar weapon system will be fitted with an Electronic Fire Control System and will be integrated into the M1064A3 Mortar carrier as well as the towed platform. We anticipate that delivery of the Mortar Weapon System will begin in 2006.
          Keshet (Hebrew for bow) 120mm self propelled mortar contains state of the art command, control and communication devices and offers infantry and armor commander unique enhanced operational capabilities. Improvements in inertial navigation systems further enhance the accuracy in target and weapon location and, combined with a more sophisticated laying system, it greatly increases the accuracy of mortar ammunition delivery. We believe that our 120mm Mortar Weapon System offers significant advantages in firepower, area coverage, tactical mobility, flexibility and survivability.
          The program consists of technology transfer, configuration control, procurement, assembly, integration and testing of the 120MM Mortar Weapon System with Electronic Firing Control. It is anticipated a total of 82 complete integrated systems and 12 equivalent spare parts of the system will be delivered under this contract to the IDF for approximately $16,745,000. Valentec is in discussions for future requirements for the IDF.
          Valentec has placed purchase orders with two forging houses and four other prime vendors for major subcomponents and has also placed numerous purchase orders with a host of smaller vendors for the parts necessary to assemble the system. Subcomponent deliveries have been timed to ensure an arrival that closely coincides with Valentec’s production schedule, yet leverages quantity and bulk buys.
          Valentec is also responsible for the quality of all components and the reliability of each system. To this end, Valentec has tasked their vendors with a variety of tests and procedures intended to verify and validate compliance to specifications, functionality, and reliability. These tests include First Article Tests, fire control calibration tests, and function testing.
          Mortar Ammunition
          Valentec was awarded a 2-year systems integration and management contract in early 2005 from Soltam Systems to assemble and deliver mortar ammunition for the IDF using U.S. Foreign Military Financing. The mortar ammunition will be provided in 120mm, 81mm, and 60mm rounds with a contract value of approximately $20,000,000 over a two year period. The 120mm and 60mm were ordered with two different explosive fillers each and the 81mm was ordered in a single configuration for a total of five different rounds. Deliveries will begin in April 2006.
          Mortars are used in the infantry or in a mechanized company against troops, light vehicles or similar targets or for incendiary and smoke spotting purposes. When a mortar round is loaded into the mortar firing system, it slides down the tube until a fixed firing pin at the bottom of the barrel ignites the ignition cartridge. The energy from the ignition cartridge ignites the propellant charge. Rapidly expanding gases from the burning propellant accelerates the round and launches it in its ballistic trajectory. The mortar is aerodynamically stabilized in flight by its fins. The fuse is armed after the projectile passes a minimum safe separation distance and, on impacting the ground, the fuse explodes the high explosive charge that shatters the shell body fragments, which are then propelled toward the target. Some mortars are designed to explode at a low height above the ground for maximum lethalness.
          Valentec has placed purchase orders with 11 prime vendors for major subcomponents and numerous purchase orders with a host of smaller vendors for the parts necessary to assemble the ammunition. Subcomponent deliveries have been timed to ensure an arrival that closely coincides with Valentec’s production schedule, yet leverages quantity and bulk buys.
          In addition to the procurement of necessary sub-components, Valentec is also responsible for the quality of these components and, of course, the quality and reliability of each mortar. To this end, Valentec has tasked their vendors with a variety of tests and procedures intended to verify and validate compliance to specifications, functionality, and reliability. These tests include First Article Tests, weight calibration and verification, and function testing. First Article Tests are required performance test prior to acceptance by the U. S. Army.
          In support of this major production effort, additional manufacturing space was leased and equipped with unique fixtures and tooling. As 120mm, 81mm and 60mm mortar ammunition is not unique to the IDF, we believe the facilitization accomplished by Valentec for this program has positioned us well to compete successfully on future mortar ammunition contracts in domestic and overseas markets.
          In the Systems Management/Systems Integration segment, our sources and availability of raw materials present no unique challenges with the exception of obtaining M8M propellant from BMJ of Herzegovina. This requires import licensing for materials and export licenses for delivery of the complete product to Israel. Also, part of the State Department process mandates the provision of End User certificates. All of these requirements are known and actions are in process. Our primary suppliers for the Systems Management/Systems Integration projects are:

➢	BMJ Belgrade, Herzegovina	M8M Propellant
➢	Accurate Energetics, McCuen, TN	Explosive Loading
➢	Medico, Wilkes-Barre, PA	Metal Parts
➢	POCAL	Metal Parts
➢	Lockheed-Martin, Scranton, PA	Metal Parts
➢	Greene Tweed, Kulpsville, PA	O-ring & Seals

➢	Ellwood National Forge, Irvine, PA	Forging
➢	Rotek, Inc., Aurora, OH	Bearings
Energetic Manufacturing
          Our energetic business includes various flares and simulators with multiple end uses. The flares can be used for illumination and/or signaling. The simulators are used for training purposes to simulate a battlefield environment. In the flare work, we are a member of a team that in May of 2005 was awarded a planned 5-year procurement of 40MM flares. Valentec’s part of this award is to produce 40MM, M583, White Star Parachute, flares. We believe this opportunity has a potential value of up to $50 million over 5 years dependent on assigned option quantities. The option year quantities are totally dependent on the annual appropriation authorized by the U.S. Congress as supported by the user (Army, Navy, Marines) community.
          We believe that there are multiple additional areas/opportunities for pursuit in the pyrotechnic arena. We are actively seeking a government systems procurement solicitation for 105MM illumination product. We have successfully manufactured several test devices, which exhibit illumination and burn times that are significantly greater than specification requirements.
          Energetic Manufacturing requires appropriate licensing by the Bureau of Alcohol, Tobacco, Firearms, and Explosives (BATFE) before conducting any energetic operations. We believe that we have completed all known applications and obtained all known licenses. Additionally, a safety site application must be presented to the Defense Contract Management Agency (DCMA) for review and approval, which is complete and in place. Our primary suppliers are:

➢	GOEX, Inc., Minden, LA	Black Powder
➢	ATK, Radford, VA	Propellant
➢	Flexible Concepts, Elkhart, IN	Metal Component
➢	Woodlawn Manufacturing, Marshall, TX	Metal Component
➢	B & T Screw, Bristol, CT	Metal Component
➢	Spaulding Composites, Rochester, NH	Plastic Component
Metal Parts Manufacturing
          The current U.S. government metal parts work consists of a contract for 50,000 units of 105MM, M14B4, Spiral Wrapped Cartridge Case (SWCC). This contract value is approximately $1.9 million with 100% options for 2006 and 2007 bringing the total potential to approximately $6 million over the next 3 years. We believe there will be a significant foreign interest once the success of our program is realized. Valentec has produced a large volume of these products. We believe that the cost of this product is significantly less than the more traditional drawn/forged cartridge case and exhibits more insensitive munitions (IM) value than the solid cartridge cases. We believe that the use of this design (SWCC) should provide Valentec an advantage for the upcoming 105MM Illumination round requirements for the U. S. Army.
          In addition, Valentec is evaluating several other metal part manufacturing opportunities, which will be procured in 2006 by U. S. Army.
          Metal parts manufacturing and more specifically the spiral wrap cartridge case has only 4 primary components, and no specialty materials. Further, there are no exceptional government approvals required. Our primary suppliers are:

➢	Vy-Comp, Shreveport, LA	Metal Components
➢	Northwest Stamping, St. Louis, MO	Metal Components
➢	Alta Max, New Orleans, LA	Packaging

Foreign Work
          Valentec’s foreign business pursuits are associated with two contracting methods, “foreign military sales” and “foreign military financing.” A description of each method follows.
➢	Foreign Military Sales
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
          The U.S. Department of Defense has launched a major effort to reform the current foreign military sales system and to ensure that this valuable program remains viable into the next millennium. This reform effort will focus on improving the foreign military sales system’s performance and adopting better business practices whenever possible. Currently, Valentec does not believe these anticipated changes will adversely affect its business. The foreign military sales program manages government-to-government purchases of weapons and other defense articles, defense services, and military training. The military of a foreign country buying weapons through the foreign military sales program does not deal directly with the business that manufactures the weapons, but rather, the Defense Department serves as an intermediary, usually handling procurement, logistics and delivery and often providing product support and training.
➢	Foreign Military Financing
          The foreign military financing program provides grants and loans to help foreign countries purchase U. S. produced weapons, defense equipment, defense services and military training through the foreign military sales program described above. On a much less frequent basis, foreign military financing also funds purchases made through the direct commercial sales program (described below), which oversees sales between foreign governments to private U.S. companies. Foreign military financing does not provide cash grants to other countries; it generally pays for sales of specific U. S.-manufactured goods or services through foreign military or direct commercial sales.
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
The Contracting Process
          Valentec has Marketing/Sales representation at two of its largest customer locations in the United States: (1) Picatinny Arsenal in Dover, New Jersey and (2) the Joint Munitions Command in Rock Island, Illinois. These representatives keep Valentec informed as to any new business opportunities that are on the horizon that would fit into the company’s capabilities, and therefore, allows Valentec to conduct proposal activities prior to the actual receipt of any solicitation or request for a proposal. Typically, these solicitations or requests are of a “Best Value” evaluation criteria, meaning that the evaluation is based on many factors (not only price) such as past performance, quality assurance plans, manufacturing approach, etc. This kind of evaluation requires extensive proposal writing skills and we often use outside consultants who specialize in writing proposals that are responsive to the requirements of U.S. Government customers.

          Typically, the U.S. Government allows 60 days for contractors to respond to their solicitations or requests for proposals. They, in turn, will take anywhere from 60 days or longer to conduct their evaluations and make the ultimate contract award. Most contracts are of a 12-month duration and require a First Article Test prior to the start of production. The U.S. Army has the ability to exercise option quantities under each contract.
          With regard to international sales, Valentec uses Valentec International Limited of the United Kingdom and Soltam Systems, Inc. (“Soltam”) of Israel to market its products and capabilities. Each of these business entities is controlled by stockholders of the Company. All of Valentec’s international business has been through either foreign military sales or direct sales to the foreign country. In either case, the customer must submit to Valentec an “End User Certificate” that states who the End User will be. That End User Certificate is submitted to the U.S. State Department along with an entire copy of the contract between Valentec and its foreign customer. For example, if Valentec has a contract with Soltam to supply both weapon systems and ammunition for mortars, and Soltam Systems, Inc. in turn, has a contract with the Israeli Defense Forces for the same product, then the Israeli Defense Forces would be the End User. Because funds for this procurement would likely involve U.S. military grant dollars to Israel, the products would have to be manufactured in the United States. Valentec would ultimately ship these products by sea to the required location. Or, if Valentec had a contract with Valentec International Limited to supply 40mm illuminating rounds of ammunition to a country other than Israel, through a direct sale; i.e., no foreign military funds, the requirements for End User Certificate would still apply before the U.S. State Department would approve the sale. The end product would be produced by Valentec and shipped directly to the foreign customer.
          Any and all foreign sales require End User Certificates and the U.S. State Department’s approval.
Customers
          Soltam Systems, Inc.
          Valentec has received an order from Soltam for the production and integration of the Keshet\RMS6 120mm Mortar Weapon System for the Israeli Defense Forces. The mortar weapon system will be fitted with an Electronic Fire Control System and will be integrated in to M1064A3 Mortar carriers as well as towed platforms. Delivery of the Mortar System will begin in the third quarter of 2006.
          The Keshet 120mm self propelled mortar contains state of the art command, control and communication devices and offers infantry and armor commanders unique enhanced operational capabilities. Improvements in inertial navigation systems further enhance the accuracy in target and weapon location and, combined with a more sophisticated laying system, it greatly increases the accuracy of mortar ammunition delivery. We believe that the 120mm mortar system offers significant advantages in firepower, area coverage, tactical mobility, flexibility and survivability.
          The Keshet 120mm mortar is a Soltam design. The mortar weapon system will be produced at Valentec’s manufacturing facility in Minden, Louisiana. Valentec expects to complete this order in December 2006.
          The program consists of technology transfer, configuration control, procurement, assembly, integration and testing of a 120MM Mortar Weapon System with electronic firing control. It is anticipated that, a total of 82 complete integrated systems and 12 equivalent spare parts of the system will be delivered under this contract to Soltam Systems, Inc. which in turn will deliver them to the End User, the IDF.
          In addition, Valentec was awarded a 2-year systems integration and management contract in early 2005 from Soltam to assemble and deliver mortar ammunition to Soltam Systems, Inc. for delivery to the Israeli Defense Forces. The mortar ammunition will be provided in 120mm, 81mm, and 60mm rounds. The 120mm and 60mm were ordered with two different explosive fillers each and the 81mm was ordered in a single configuration for a total of five different rounds. Deliveries will begin in late 2005 and Valentec anticipates deliveries will be completed in December 2006.

          DSE, Inc.
          DSE, Inc., located in Tampa Florida is a significant contractor for procurement of 40mm products. DSE, Inc. has ordered 59,708 40mm, M583 products from Valentec. Valentec expects to complete the initial purchase order in May 2006. DSE, Inc. has been awarded U.S. Government Contract #W52P1J-05-O-0036. This contract pertains to the 40MM family of munitions and is projected to cover the next five years. Valentec has been named as the sub-contractor to produce the Illumination Rounds found in this contract. In the solicitation, the US Government estimated the annual requirement for Illumination Rounds would be 200,000 to 300,000 rounds per year. This would indicate substantial sales for Valentec dependent upon which option quantity the U.S. Government decides to procure.
          Kingdom of Saudi Arabia
     Valentec is currently fulfilling a contract received on assignment from Valentec International Limited to provide 4,000 M583A1 40mm illuminating parachutes and 2,000 M585 40mm illuminating munitions for the Kingdom of Saudi Arabia. We anticipate completion of this purchase order in the first quarter of 2006.
          U.S. Government
     Valentec is currently fulfilling contracts from the U. S. Army for multiple products.
➢ 50,000 – Spiral Wrap Cartridge Cases M14B4

➢ 49,456 – 40MM White Star Cluster M585

➢ 26,692 – 40MM Green Star Parachute M661

➢ 108,768 – 40MM White Star M583

➢ 134,080 – M74 Simulators
     The U. S. Army can exercise option quantities under each contract with Valentec.
Employees
Our current employees consist of the following:

•	Management	8
•	Accounting, Administrative, Contracts, Materials	13
•	Quality/Technical	34
•	Manufacturing	73

	Total Employees	128
          All employees are employed full time. Valentec currently has no collective bargaining agreements with its employees and believes that it has good relations with them. On December 28, 2004, prior to the expiration of the facilities management agreement with the Louisiana National Guard, certain employees involved in plant security duty were members of the International Guard Union of America (I.G.U.A.) Local 81. With the expiration of the agreement and the resulting loss of employment, these employees filed a union membership grievance with Valentec, which has been turned over to the American Arbitration Association. We believe that the claim is without merit and any ruling by the American Arbitration Association would have minimum impact on earnings.
          Valentec sponsors a 401(k) retirement savings plan, which is categorized as a defined contribution plan. The plan is available to full time employees who meet the plan’s eligibility requirements.
Competition
          Valentec’s competitors range from local firms to worldwide foreign and domestic firms depending on the business segment being considered. In general our competitors are better capitalized and more experienced than Valentec. Some competitive considerations for our business segments are as follows:

Business Segment	Competition
Systems Management / Systems Integration	Mostly large businesses such as General Dynamics and Alliant Tech Systems.

Energetic Manufacturing	All U.S. based small business firms with pyrotechnic capability. Primary competitors are: PSI, Inc., Martin Electronics, and Lance Ordnance.

Metal Parts Manufacturing	Valentec is not aware of any competition for its current 105MM Spiral Wrap Cartridge Case.
Government Regulations
          In addition to all the federal laws regarding labor, safety and the environment, Valentec believes that it complies with all regulatory provisions that are identified in our various contracts. These provisions range from the Strom Thurmond National Defense Authorization Act, Public Law 105-261 (also known as the Buy American Act), to contracting with small disadvantaged business, to ozone depleting chemical prohibitions. In addition, Valentec is subject to regulations, which require it to discontinue operations pending root cause analysis and investigation associated with the occurrence of a critical defect. After ceasing operations, doing all the analytical work and discussing with multiple customer technical representatives, the contractor may be allowed to resume operations after implementation of all required corrective actions. Similar requirements will soon be added to all Department of Defense contract provisions; however, this requirement does not apply to foreign military sales or foreign military financing contracts.
Research and Development
          Valentec has a continuous program of product — process improvement and of maintaining manufacturing flexibility to allow the addition of new products and processed to existing facilities. In addition the company has introduced three new systems to improve performance:
1. Enterprise Resource System
Valentec began in late 2005 the implementation of an Enterprise Resource Planning (ERP) software system to manage all phases of the business on an integrated database. Additional computer hardware was also added to the system which automatically integrates Purchasing, and Supplier Management Production Planning, Scheduling and Inventory Management in real-time. The information provided will drive corrective actions that will mitigate risks and ensure that the manufacturing process supports contractual delivery commitments.
2. Six Sigma Implementation
Valentec has begun in the first quarter of 2006 the introduction of Six-Sigma methodology for planning and manufacturing. Key management personnel are being trained by a staff Six-Sigma Green Belt regarding Six-Sigma principles and methodology and tools for the evaluation of manufacturing process improvements.
In addition, Valentec’s staff Green Belt is scheduled to attend additional training this year that will result in his achieving Black Belt status. Follow-on training will then be provided to key individuals to develop them into Green Belts who will identify and lead process improvement projects throughout the life of a contract.
3. ISO-9000 Certification

The Company is actively pursuing ISO-9000-2000 Certification. It is the Company’s goal to be ISO 9000-2000 certified by year-end 2006.
Compliance with Environmental Laws
          Environmental issues are no more difficult for munitions manufacturing than other energetics operations. However, to help with compliance, Valentec employs an environmental affairs coordinator to perform periodic operations audits and implement corrective actions and/or regulatory reporting, when required. Valentec does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position.
          Pursuant to a 1994 environmental class action settlement, Valentec Dayron Corporation (currently Valentec Systems) along with Boise Cascade Corporation, Dictaphone Corporation, Harris Corporation, Martin Marietta Corporation, Medalist Industries, Inc and Rockwell International, Inc (herein Members) signed the Woodco Site Custody Account Agreement, dated October 5, 1994 as amended January 28, 2005 which established the “Woodco Site Custody Account” for the purposes of disbursing funds necessary to satisfy the obligations of the Members. Valentec’s current obligation is $3,474 per year for ten years from the date of the amendment above.
Intellectual Property / Trade Secrets
          Valentec has not filed for any patents or trademarks. However, Intellectual property, trade secrets, proprietary rights and licenses are very important to product development and process improvements. Exclusive and non-exclusive licenses may be acquired from time to time. All salaried employees are subject to a confidentiality and non-compete agreement.
Investment Policies
          Our current policy is to acquire assets primarily for income purposes, although we may in the future determine to make investments for purposes of seeking capital gains. Currently, there are no policy limitations on the nature of investments that we may make or the percentage of our assets, which may be invested in any one investment or type of investment. We may change our policy regarding investments, from time to time, without approval of our stockholders.

RISK FACTORS
Risks Related to Operations
WE MAY BE UNABLE TO SECURE NECESSARY EXPORT LICENSES, WHICH COULD ADVERSELY IMPACT OUR BUSINESS
          United States law requires that Valentec obtain a government-issued export license to ship its ammunition products to other countries for each order it receives. Valentec could be forced to decline an order from a customer due to refusal of the government to issue the export license. Such refusals would be based on actual or perceived deficiencies of the recipient country’s government or other reasons. Failure to obtain an export licenses for sales to Valentec’s traditional customer base could adversely affect our operations and financial results.
WE MAY EXPERIENCE PRODUCT FAILURES, SCHEDULE DELAYS OR OTHER PROBLEMS WITH EXISTING OR NEW PRODUCTS AND SYSTEMS, ANY OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS.
          We may experience product and service failures, schedule delays and other problems in connection with the manufacture or delivery of our products. In addition to any costs resulting from product warranties, contract performance, or required remedial action, these failures may result in increased costs or loss of revenues due to postponement of subsequently scheduled product and service deliveries. Performance penalties could also be imposed should we fail to meet delivery schedules or other measures of contract performance.
OUR REVENUE CONTINUES TO BE CONCENTRATED AMONG A SMALL NUMBER OF CUSTOMERS.
          A significant percentage of our revenue is concentrated among a relatively small number of end-user customers. During the last five (5) calendar years, the U.S. Army, the U.S. Department of Defense, and the Government of Israel have provided the majority of our revenues, and currently we are substantially dependent on our contracts with Soltam. The loss of Soltam as a customer or the loss of any other significant customer or a substantial decrease in sales to such a customer would have a material adverse effect on our revenue and operating results.
OUR SUPPLIERS COULD BE LATE IN DELIVERY OF KEY SUPPLIES, WHICH WOULD DELAY OUR PRODUCTION AND HAVE A NEGATIVE IMPACT ON OUR FINANCIAL RESULTS.
          Valentec’s operations are dependent on the ability of certain suppliers to deliver supplies on a timely basis. From time to time, we have experienced delays in receipt of needed supplies which has caused delays in Valentec’s production activities and which in turn has resulted in delays in recognition of revenue under the percentage of completion method of accounting.
OUR BUSINESS IS SUBJECT TO MANY FACTORS THAT COULD CAUSE OUR QUARTERLY OR ANNUAL OPERATING RESULTS TO FLUCTUATE AND OUR STOCK PRICE TO BE VOLATILE.
          Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of the investor community, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:
➢	the timing and amount of, or cancellation or rescheduling of, orders for our products;

➢	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions, announcements, and new product introductions;

➢	our ability to achieve cost reductions;

➢	our ability to achieve and maintain production volumes and quality levels for our products;

➢	the volume of products sold and the mix of distribution channels through which they are sold;

➢	the loss of any one of our major customers or a significant reduction in orders from those customers; and

➢	increased competition, particularly from larger, better capitalized competitors.
          Due to these and other factors, quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.
OUR FUTURE PERFORMANCE WILL DEPEND, IN PART, ON OUR ABILITY TO MANAGE OUR BUSINESS GROWTH EFFECTIVELY, AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY GROW OR MANAGE SUCH GROWTH, WHICH MAY DIMINISH OUR CHANCES OF ACHIEVING PROFITABILITY.
          Our future performance will depend, in part, on our ability to manage our business growth effectively. Towards that end, we will have to undertake the following tasks, among others:
➢	Effectively enhance our operating, administrative, financial, and accountings systems and controls;

➢	Establish and continuously improve coordination among our engineering, accounting, finance, marketing, and operations personnel; and

➢	Develop and continuously enhance our management information systems capabilities.
There is no assurance that we will be able to successfully grow or manage such growth, which may diminish our chances of achieving profitability.
WE MAY EXPERIENCE PRODUCT FAILURES, SCHEDULE DELAYS OR OTHER PROBLEMS WITH EXISTING OR NEW PRODUCTS AND SYSTEMS, ANY OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS.
          We may experience product and service failures, schedule delays and other problems in connection with the manufacture or delivery of our products. In addition to any costs resulting from product warranties, contract performance or required remedial action, these failures may result in increased costs or loss of revenues due to postponement of subsequently scheduled product and service deliveries. Performance penalties could also be imposed should we fail to meet delivery schedules or other measures of contract performance.
WE ARE NOT ABLE TO GUARANTEE THAT CONTRACT ORDERS INCLUDED IN OUR ESTIMATED BACKLOG WILL RESULT IN ACTUAL REVENUES IN ANY PARTICULAR FISCAL PERIOD OR THAT THE ACTUAL REVENUES FROM SUCH CONTRACTS WILL EQUAL OUR ESTIMATED BACKLOG.
          There can be no assurance that any contracts included in our estimated backlog presented in this filing will result in actual revenues in any particular period or that the actual revenues from such contracts will equal our estimated backlog. Further, there can be no assurance that any contract included in our estimated backlog that generates revenue will be profitable.
WE ARE DEPENDENT UPON KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE AND WHOSE LOSS COULD IMPEDE OUR DEVELOPMENT.
          We are highly dependent on Robert A. Zummo and Stephen Shows to manage our businesses, and their knowledge of business, management skills and technical expertise would be difficult to replace. The loss of these key employees could limit or delay our ability to develop new products and adapt existing products to our customers’ evolving requirements and would also result in lost sales and diversion of management resources. Because of competition for additional qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products. Our growth depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers.
OUR EMPLOYEES MAY ENGAGE IN IMPROPER ACTIVITIES WITH ADVERSE CONSEQUENCES TO OUR BUSINESS.
          As with other government and other contractors, we are faced with the possibility that our employees may engage in misconduct, fraud or other improper activities that may have adverse consequences to our prospects and results of operations. Misconduct by employees could include failures to comply with U.S. federal government regulations, violation of requirements concerning the protection of classified information, improper labor and cost charging to contracts and misappropriation of government or third party property and information. The occurrence of any such employee activities could result in our suspension or debarment from contracting with the U.S. federal government, as well as the imposition of fines and penalties, which would cause material harm to our business.
Risks Related to our Industry
OUR BUSINESS COULD BE ADVERSELY IMPACTED BY REDUCTIONS OR CHANGES IN U.S. GOVERNMENT MILITARY SPENDING.
          Our business is substantially dependent on U.S. Government contracts. U.S. Government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we participate, or any contract modification as a result of funding changes, could materially delay or terminate the program. These delays or terminations could have a material adverse effect on our operating results, financial condition, or cash flows.
WE MAY NOT BE ABLE TO REACT TO INCREASES IN COSTS DUE TO THE NATURE OF U.S. GOVERNMENT CONTRACTS.
          Our U.S. Government contracts can be categorized as either “cost-plus” or “fixed-price.”
          Cost-Plus Contracts. Cost-plus contracts are cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow us to recover our approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow us to recover our approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.
          Fixed-Price Contracts. Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost underruns or overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract prices may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns, which could have a material adverse effect on operating results, financial condition, or cash flows. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.

OUR U.S. GOVERNMENT CONTRACTS ARE SUBJECT TO TERMINATION; PREMATURE TERMINATION OF OUR GOVERNENMENT CONTRACTS COULD ADVERSELY EFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.
          We are subject to the risk that the U.S. Government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:
➢	the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government,

➢	the U.S. Government is not liable for the contractor’s costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract, and

➢	the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.
WE ARE SUBJECT TO PROCUREMENT AND OTHER RELATED LAWS AND REGULATIONS, NON-COMPLIANCE WITH, MAY EXPOSE US TO ADVERSE CONSEQUENCES WITH RESPECT TO OUR BUSINESS AND RESULTS OF OPERATIONS.
          We are subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. We could suffer adverse consequences if we were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, our suspension and debarment from future U.S. Government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than our domestic sales. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences with respect to our business and results of operations.
General Risks
IF WE CANNOT OBTAIN THE NECESSARY SECURITY CLEARANCES, WE MAY NOT BE ABLE TO PERFORM CLASSIFIED WORK FOR THE U.S. GOVERNMENT, AND OUR REVENUES MAY SUFFER.
          Certain U.S. government contracts require our facilities and some of our employees to maintain security clearances. If we lose or are unable to obtain required security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm our operating results.

BECAUSE WE SELL SOME OF OUR PRODUCTS IN COUNTRIES OTHER THAN THE UNITED STATES, WE MAY BE SUBJECT TO POLITICAL, ECONOMIC, AND OTHER CONDITIONS THAT COULD RESULT IN REDUCED SALES OF OUR PRODUCTS AND WHICH COULD ADVERSELY AFFECT OUR BUSINESS.
          Sales to customers outside the U.S. are subject to the political, economic, and other conditions affecting countries or jurisdictions other than the U.S., including the Middle East, Europe, and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates, a significant shift in trade policies or a significant downturn in the political, economic, or financial condition of these countries could cause demand for and sales of our products to decrease, cause disruption of our supply channels or otherwise disrupt our operations, cause our costs of doing business to increase, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.
WE MAY NEED TO RAISE ADDITIONAL CAPITAL ON TERMS UNFAVORABLE TO OUR STOCKHOLDERS.
          Based on our current level of operations, we believe that our cash flow from operations, together with amounts we are able to borrow under our existing lines of credit, will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the foreseeable future. However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the defense and security industries. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our traditional and recently required operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our existing businesses.
OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS AND THE NASD’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.
          Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
          In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.
ITEM 2. Description of Property
          Valentec conducts all operations on leased premises at 2629 York Avenue, Minden, Louisiana 71055. Valentec’s primary facility is leased from the State of Louisiana with a current term expiring in 2010 with renewal options available. Valentec pays approximately $38,386 per month in rent for its facilities, which include manufacturing, storage and warehouse space plus igloos and administrative buildings totaling approximately 200,000 square feet. These facilities have undergone renovations and modifications for Valentec’s specialized operations, and Valentec believes these facilities are adequate for its current and future needs.
ITEM 3. Legal Proceedings
          On December 28, 2004, former employees of the Company, who were members of the International Guard Union of America (I.G.U.A.) Local 81, filed a union membership grievance. The grievance alleges violation of the collective bargaining agreement in that Valentec did not provide severance pay upon the termination of the guards. In total, the grievance asks for approximately $30,000 in termination pay to be distributed among the affected guards. The dispute has been turned over to the American Arbitration Association. We believe that the claim is without merit and any ruling by the American Arbitration Association would have minimum impact on earnings.
          Pursuant to a 1994 environmental class action settlement, Valentec Dayron Corporation (currently Valentec Systems, Inc.) along with Boise Cascade Corporation, Dictaphone Corporation, Harris Corporation, Martin Marietta Corporation, Medalist Industries, Inc and Rockwell International, Inc (herein Members) signed the Woodco Site Custody Account Agreement, dated October 5, 1994 as amended January 28, 2005 which established the “Woodco Site Custody Account” for the purposes of disbursing funds necessary to satisfy the obligations of the Members. Valentec’s current obligation is $3,474 per year for ten years from the date of the Amendment above.
          There is no other litigation or outstanding claims by or against the Company other than disputes arising in the ordinary course of business.
ITEM 4. Submission of Matters to a Vote of Security Holders
          None.
PART II
ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
          The Common Stock is currently quoted on the Pink Sheets under the symbol “VSYN”. The following table shows the high and low prices of our common stock since January 1, 2004, as reported by the National Daily Quotation Service and the Pink Sheets. We began trading under the name of “Acorn Holding Corp.” on July 7, 1997.
          The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter 2005	$0.60	$0.44
Third Quarter 2005	$0.45	$0.20
Second Quarter 2005	$0.25	$0.14
First Quarter 2005	$0.15	$0.10
Fourth Quarter 2004	$0.25	$0.07
Third Quarter 2004	$0.07	$0.06
Second Quarter 2004	$0.14	$0.06
First Quarter 2004	$0.14	$0.05
          As of April 16, 2006, we had approximately 375 holders of record of our common stock.
Transfer Agent & Registrar
          Our transfer agent is Continental Stock Transfer & Trust Company of 17 Battery Place, New York, NY 10004. Their phone number is (212) 509-4000.
Dividends
          We have not declared any cash dividends with respect to the Common Stock, and we do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on either our common stock or preferred stock.
          Equity Compensation Plan Information
          We have not adopted any equity compensation plans.
          Recent Sales of Unregistered Securities
          In March 2005, the Company, in connection with issuance of a promissory note, issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.01. The warrants are exercisable for a period of 2 years.
          On June 6, 2005, the transactions contemplated under the Stock Purchase and Share Exchange Agreement (the “Purchase Agreement”), dated May 27, 2005, by and among the Company, the Subsidiary and the two stockholders of the Subsidiary (the “Subsidiary Stockholders”) were consummated. Pursuant to the terms of the Purchase Agreement, the Company purchased all of the outstanding shares of common stock of the Subsidiary (i.e., 100 shares) in exchange for the issuance by the Company to the Subsidiary Stockholders on a pro rata basis of 5,423,130 newly-issued shares of the Company’s Common Stock. The shares of Common Stock are restricted securities that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption provided by Rule 506 of Regulation D. In addition, the Company committed to issuing 3,893,045, 3,893,045 685,015 and 70,000 shares to Armament Systems International, Inc. Global Systems, Inc, Knightsbridge Capital and Robert Papiri, respectively, in connection with the transaction.
          Pursuant to the Purchase Agreement, 200,000 warrants were issued to Montgomery Equity Partners at an exercise price of $0.01 per share for services rendered in connection with the transaction.

          The Company also entered into an agreement in April 2005 with an investment firm to provide up to $15,000,000 of equity per a Standby Equity Distribution Agreement (SEDA). The common stock issued under the SEDA would be at 98% of market value. In addition, each advance has a 5% transaction fee. In connection with this transaction, the Company issued a warrant to the investment company to acquire 200,000 shares of common stock at an exercise price of $.01 per share.
ITEM 6. Management’s Discussion and Analysis and Plan of Operations
          The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2005 and December 31, 2004 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 12 of this annual report.
Discussion of Results and Plan of Operation
          As of December 31, 2003, the Company ceased its prior business operations and became a public shell and remained a public shell until its acquisition of Valentec Systems, Inc. which was completed on May 27, 2005. Thus, from December 31, 2003 until May 2005, the Company had no revenues from operations. However, the acquisition of Valentec Systems provided revenue and earnings for 2005.
          The acquisition of the Subsidiary by the Company has been accounted for as a purchase and treated as a reverse acquisition since the former owners of Valentec controlled 77.5% of the total shares of the Common Stock outstanding immediately following the Acquisition. On this basis, the historical financial statements prior to June 6, 2005 have been restated to be those of the accounting acquirer Valentec. The historical stockholders’ equity prior to the Acquisition has been retroactively restated (a re-capitalization) for the equivalent number of shares received in the Acquisition after giving effect to any difference in par value of the Common Stock and Valentec’s common stock.
          For Valentec, 2005 was a rapid growth year. We experienced a 196% increase in gross revenue over fiscal year 2004 from $6,419,483 to $19,015,978. Gross margin increased from 28.4% to 34.3%, EBITDA before one time expenses increased 1,020% from $217,497 to $2,439,199 and pre tax earnings increased from $79,324 to $684,965 after one time expenses.
          Energetic Manufacturing accounted for 47.4% of the gross revenue with Systems/Management Systems Integration and Metal Parts Manufacturing accounting for 45.9% and 6.3% respectively. The backlog at the end of the year was Energetic Manufacturing $2,137,780 (7.0%), Systems/Management Systems Integration $27,565,171 (90.5%) and Metal Parts Manufacturing $689,033 (2.5%) for a total of $30,391,964
          Valentec plans to make investments in bids and proposal activity that, if successful, will significantly increase backlog, future sales and future profits. We intend to bid on new U.S. Army systems ammunition requirements as well as new energetic and metal component requirements. We also intend to make investments in automation equipment for the energetic production that may improve efficiencies and future profits.

          The Board intends to seek out other strategic acquisition candidates that could bring value added to Valentec in terms of increased revenue, profits, cost savings, management talent and diversification.
          Valentec has retained the New York-based Public Relations firm of GW Communications. Mr. Glenn Wiener, President of GW Communications (212) 786-6011 will be the Account Manager of record. GW will work very close with Valentec’s Management and Board of Directors to provide a line of communication to stockholders, investors, the financial community and to the media. They will also provide important market feed back to support the Company’s strategic direction and operational performance.
          The Company is actively structuring its operation to become ISO 9000 compliant. We have on staff experienced professionals with ISO experience and Six-Sigma training.
Liquidity and Capital Resources
          For the twelve months ended December 31, 2005, the Company had negative cash flow from operations of $6,549,578. On December 31, 2005, the Company had outstanding borrowings (non-related party) of approximately $10,489,133. On December 31, 2005, the Company had total assets of approximately $22,676,291. This is a increase in total assets of $12,143,124 on December 31, 2004.
          The Company’s sources and uses of funds were as follows: (1) it used net cash of $6,482,821 in its operating activities in the twelve months ended December 31, 2005; (2) it received cash of $191,357 in investing activities in the twelve months ended December 31, 2005; and (3) it received $6,111,146 from financing activities in the twelve months ended December 31, 2005, consisting primarily of the release of restricted cash and proceeds from the line of credit. As of December 31, 2005, the Company had net working capital of $4,803,101.
          The primary source of financing for the Company since its inception has been through the issuance of common stock and borrowings. The Company had cash and cash equivalents of $81,879 as of December 31, 2005 and $1,589,665 as of December 31, 2004. The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities. In this regard, on April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”), whereby it can “put” to Cornell, for cash, up to $15 million in the Company’s common stock over a two-year period of time. The Company believes this equity financing should increase its chances of succeeding in its growth plans. The Company anticipates using the $15 million SEDA to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. In order to make use of the SEDA, the Company must first increase its authorized capital, become listed on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) and register additional shares for public sale. There can be no assurance that the Company will be able to successfully increase its authorized capital, become listed on the OTCBB and register additional shares for public sale. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price.
          The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 6.19% as of December 31, 2005. During 2004, the two stockholders waived their right to interest under the notes and the Company recorded an in-kind contribution in the amount of $107,486 which was included in the December 31, 2004 financial statements. The notes are due on demand and have an outstanding balance of $433,274 as of December 31, 2005.
          The Company has a line of credit from Bank One in the amount of $2,000,000 accrues interest at a rate of Prime less 0.75% (6.75% per annum at December 31, 2005). The line of credit is secured by a letter of credit from a related company and personal property of a stockholder. At December 31, 2005, $1,999,545 was outstanding under this line.
          The Company has a line of credit from Bank Hapoalim in the amount of $3,000,000 accrues interest at a rate of Libor plus 1.75% (6.20% per annum at December 31, 2005). The line of credit is secured by a letter of credit from a stockholder. At December 31, 2005, $2,625,000 was outstanding under this line.
          The Company has a line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 6.5% per annum. The line of credit is secured by a letter of credit from a stockholder. At December 31, 2005, $500,000 was outstanding under this line.
          The Company has a line of credit from Rockland Credit Finance has a facility limit of $7,500,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (9% at December 31, 2005). The line of credit is secured under a Master Factoring Agreement which includes a line on all the assets of the Company. The total amounts available under the line vary based on the total billed and unbilled accounts receivable. The total available as of December 31, 2005 was $7,500,000 based on 70% of in-process receivables and 85% of accounts receivable. The amount available under the agreement is reduced by 2% each month until it reaches 60%. At December 31, 2005, $3,939,076 was outstanding under this line. The line of credit agreement requires the company to submit monthly and annual financial reports and stay in compliance with various state and federal laws. The Company plans to use the additional funding for facilitization and additional equipment needed to support the increased backlog. The Company plans to pay off all other credit lines in the future with current revenue and cash on hand.
          The Company’s negative cash flow from operations and working capital deficiencies raise substantial doubt about our ability to continue as a going concern as discussed by our independent registered public accountants in their attached report. Management has restructured the Company’s finances and improved cash flow through cost reductions and improved manufacturing performance to address this situation.
Off-Balance Sheet Arrangements
          The Company has no off-balance sheet arrangements.
Critical Accounting Policies
          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
          The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition via the percentage of completion method
     Revenue Recognition via the Percentage of Completion Method. We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting.
     Under the percentage of completion method, revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract (cost-to-cost method). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the loss accrued for and is charged to operations beginning in the period it first becomes known.
     Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total cost to complete, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contact is equal to the difference between the contract value and the estimated total cost at completion. Adjustments to original estimates are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances, material usage variances, delivery schedules and testing requirements. While we believe that the systems and procedures used by the Company, coupled with the experience of the management team, provide a sound basis for our estimates, actual results will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.
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
          In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

ITEM 7. Financial Statements
          The responses to this Item are submitted in a separate section of this Report. See Index to the Financial Statements on page F-1 hereto.
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          On March 29, 2005, Grant Thornton LLP (“Grant Thornton”) advised the Company that it had resigned as the Company’s independent registered public accounting firm. That determination was a decision of Grant Thornton and was not recommended by the Company’s Board of Directors.
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
          On January 18, 2006, Subsidiary terminated Heard, McElroy & Vestal as the Company’s independent accountant due to Heard, McElroy & Vestal’s decision to not continue due to Valentec Systems, Inc. becoming a publicly traded company. Heard, McElroy & Vestal prepared the Company’s 2004 audited financial statements.
          On January 23, 2006, the Company engaged Webb & Company to continue as its principal independent accountant. The Audit Committee of the Company’s Board of Directors approved the appointment of Webb and Company as the Company’s principal independent accountant on January 23, 2006.
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

(ii)	any matter that was either subject of disagreement, as that term explained in Item 304(a)(1)(iv) of Regulations S-B and the related instruction to Item 304 of Regulation S-B, or an event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.
ITEM 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Accounting

Officer have concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.
Changes In Internal Controls Over Financial Reporting
          In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.
Inherent Limitations on Effectiveness of Controls
          The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
ITEM 8B. Other Information
          None.
PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act
          The following is a list (along with certain biographical information) of the executive officers and directors of Valentec. All of our directors are serving a current term of office, which continues until the next annual meeting of stockholders:
Directors, Executive Officers and Control Persons

Name	Age	Position

Avraham (Miko) Gilat	56	Director
		(June 6, 2005 — Present)

Robert A. Zummo	64	Director, Chief Executive Officer and Chairman of the Board
		(June 6, 2005 — Present)

Larry Matheson	66	Director, Secretary

Name	Age	Position
		(June 6, 2005 — Present)

Zvi Kreizman	51	Director
		(June 6, 2005 — Present)

Stephen J. Shows	64	Vice President of Operations / General Manager
		(June 6, 2005 — Present)
AVRAHAM (MIKO) GILAT was named director of the Company on June 6, 2005 to serve until the next annual election of directors. Mr. Gilat has been a member of the Valentec Operating Corp. Board of Directors since 2000. He currently serves as the chair of Soltam Group and Soltam Systems, positions that he has held since 1999. Soltam Systems is one of Israel’s prominent defense companies. In 2000, Mr. Gilat purchased Valentec Operating Corp. with Mr. Zummo. He previously served as a director of Mikal Ltd., a holding company for a wide range of commercial activities, and in various positions with Israel Military Industries, including as vice president of marketing and vice president of business development. Mr. Gilat served in the Israeli Defense Forces as a command and armor corps officer and retired from reserve duty as a major. He received an M.B.A. from New York University and a B.A. in economics from Tel Aviv University.
ROBERT A. ZUMMO was named director of the Company on June 6, 2005 to serve until the next annual election of directors. Mr. Zummo also has been the President and Chief Executive Officer of the Company since June 6, 2005. Mr. Zummo has been a member of the Valentec Operating Corp.Board of Directors since October 2000. Mr. Zummo currently serves as the President and Chief Executive Officer of Valentec Systems, positions that he has held since October 2000. Mr. Zummo was also chairman of the Board of Directors of Valentec Operating Corp.. Prior to joining Valentec in 2000, Mr. Zummo served as Executive Vice President of General Defense; a Maryland based artillery-manufacturing company. Prior to that, Mr. Zummo served as Vice President of Program Management of Avco Aerostructures, a wing and stabilizer manufacturing company.
LARRY MATHESON was named director of the Company on June 6, 2005 to serve until the next annual election of directors. Since June 1, 1996, Mr. Matheson has served as Chairman and Chief Executive Officer of AP Audit, Inc. a North Carolina based Auditing and financial consulting company and Senior Partner of TSC Research, LLC a North Carolina based research and Consulting Company. Mr. Matheson’s career has included positions as Manager of Financial Systems, Corporate Cost Manager (JP Stevens), Assistant Treasurer and Director of Cash Management (Forstmann & Company), Controller, Vice President of Finance, General Manager of Manufacturing (US Hosiery) and Chief Financial Officer. He was one of the founders of Consultronics, Inc. a South Carolina computer service bureau/consulting company and Health Dry Inc., a Health Care Research and Development company with a number of patented health care products. Mr. Matheson has extensive consulting experience and has worked in the areas of turn-around, mergers and acquisitions. He has participated in the structuring of Leverage Buy-Out financing, the marketing of “High Risk Bonds” and in Initial Public Offerings. He is a 1963 graduate of the NC State School of Textiles and received an MBA from the University of North Carolina at Chapel Hill in 1969.
ZVI KREIZMAN was named director of the Company on June 6, 2005 to serve until the next annual election of directors. Mr. Kreizman currently serves as the Chief Financial Officer of the Soltam Group and Soltam Systems and has served in this capacity since 1993. Mr. Kreizman has also been a director of TGC, Ltd., which manufactures rubber products, since January of 2005. Mr. Kreizman is a graduate of the Haifia School of Management in certified accounting. He is certified by the Public Accountants Association of Israel.
STEPHEN J. SHOWS has been Vice President of Operations and General Manager of Valentec Operating Corp. since 1998. Mr. Shows was General Manager for Thiokol Corporation at the Louisiana Army Ammunition Plant and Longhorn Army Ammunition Plant from 1985 to 1995. Mr. Shows began his career in 1962 at the Louisiana Plant as an engineering technician and has over 40 years managerial experience in the defense industry to include assembly and metal parts manufacturing. His experience also includes positions as Program Director, Operations

Director, Manufacturing Manager, Planning Manager and Materials Manager functions. Mr. Shows received his BS in Business Administration from Southwest University in Metairie, Louisiana.
          There are no family relationships between any executive officers or directors of the Company.
Director Compensation
          Each Director receives $250 per meeting plus travel expenses. Compensation is subject to change as new Directors are added to the Board. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may in the future receive stock options to purchase Common Stock as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.
           On August 19, 2005, for their service as directors, Messrs. Zummo, Gilat, Matheson and Kreizman received 200,000, 200,000, 100,000 and 100,000, respectively, to purchase common stock. The warrants were immediately exercisable and have an exercise price of $0.25 per share.
Committees of the Board
          We do not have a separate audit committee at this time. Our Board of Directors acts as our audit committee.
Audit Committee Financial Expert
          Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.
Advisory Board
          The Board of Directors constituted and established an Advisory Board to encourage executives and experienced professionals to serve as Advisors to the Board of Directors and to the Executives of the Company. The Advisory Board Members will be invited to all regularly scheduled Board meetings and to any special meetings where their talent and advice is sought. The Advisory Board will also serve in an oversight function providing advice and guidance to the Audit Committee, Compensation Committee and other standing committees of the Board of Directors.
          Advisory Board Members are not subject to confirmation by the Stockholders of the Company and serve at the pleasure of the Chairman of the Board of Directors. Compensation of the Advisory Board will be established by the Chairman of the Board of Directors on an individual basis.
Advisory Board Members
          LIEUTENANT GENERAL (Ret) AUGUST “GUS” CIANCIOLO — General Cianciolo following his 33 years of senior military command experience in the US Army retired as the Military Deputy to the Assistant Secretary of the Army for Research and Development and Acquisition. He holds a Bachelor of Science Degree from Xavier University and a Masters Degree from the University of Southern California. Following retirement, he has served in Executive positions in Cypress International Corporation and currently as a Vice President of the SPECTRUM GROUP an Alexandra Virginia Consulting group specializing in industry—military governmental relations.
Section 16(a) Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors, executive officers and persons who own more than 10% of the outstanding shock of the Company file initial reports of ownership and reports of changes in ownership in such common stock with the SEC. Officers, directors and stockholders who own more than 10% of the outstanding common stock of the Company are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file. To the knowledge of the Company, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2005, all officers, directors and 10% stockholders other than Avraham Gilat and Zvi Kreizman complied with all applicable Section 16(a) filing requirements.
Code of Ethics
          Effective April 3, 2006, our Board of Directors adopted a preliminary Code of Business Conduct and Ethics for directors, officers and employees. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:
1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.
          Our Code of Business Conduct and Ethics requires, among other things, that all of our officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.
          In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.
          Our Code of Business Conduct and Ethics is filed as an exhibit to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Valentec Systems, Inc., 2629 York Avenue, Minden, Louisiana 71055.
Corporate Governances
          The Board of Directors is currently reviewing but has not yet adopted a comprehensive corporate governance policy. As part of our review, we are currently examining our corporate governance and other policies and procedures. Following such examination, we expect to adopt a corporate governance policy applicable to all directors, officers and employees.
ITEM 10. Executive Compensation
          The following table sets forth the compensation awarded by the Company for the fiscal years ended December 31, 2003, 2004 and 2005 to the Company’s named executive officers.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
					Securities	Restricted
Name and					Underlying	Shares or		All Other
Principal				Other Annual	Options/SARs	Restricted	LTIP	Compen-
Position	Year	Salary	Bonus	Compensation	Granted	Share Units	Payouts	sation
Robert Zummo	2005	$382,997	$50,000	$0	0	$0	$0	$0
Director, President	2004	334,113	0	0	0	0	0	0
And CEO	2003	334,113	0	0	0	0	0	0
Stephen J. Shows	2005	149,234	20,000	0	0	0	0	0
Vice President and	2004	147,022	12,500	0	0	0	0	0
General Manager	2003	140,007	0	0	0	0	0	0
Stock Option Grants and Values
          During the fiscal year ended December 31, 2005, there were no stock option grants or stock appreciation rights granted to any of the Company’s officers or directors. Effective September 30, 2003, all previous executive officers and directors relinquished their rights to any unexercised stock options held by such under the Company’s stock option plans. In May 2005, the Board of Directors cancelled all outstanding options to purchase common stock. Accordingly, as of December 31, 2005, there were no exercisable or non-exercisable options held by any employee, officer, director or other person.
Employment Arrangements
          Mr. Zummo, Chairman and CEO, has entered into a two (2) year employment agreement with automatic one-year extensions effective January 1, 2006; pursuant to which, Valentec agrees to pay Mr. Zummo a base salary at the annual rate of $520,000. In addition, Mr. Zummo is eligible for a bonus payable at, and in an amount to be determined by, the Board of Directors. He is also entitled to benefits provided to other members of Valentec’s senior management. In the event Mr. Zummo is terminated for reasons other than: conviction of a felony; any act involving moral turpitude; commission of a misdemeanor where imprisonment is imposed; commission of any act of theft, fraud, dishonesty or falsification of any employment or company records; improper disclosure of confidential or proprietary information; actions detrimental to Valentec’s reputation or business; failure to perform reasonable duties; breach of his employment agreement; a course of conduct amounting to gross incompetence; chronic and unexcused absenteeism; unlawful appropriation of a corporate opportunity; or misconduct in connection with the performance of duties, then Mr. Zummo is entitled to a severance payment equal to the balance of the term of his agreement. If Mr. Zummo terminates his employment due to a change of ownership of Valentec or a change in location of his employment, he will be entitled to full compensation including benefits for the remainder of the term of his employment agreement. In addition, Mr. Zummo is subject to confidentiality provisions.
          Mr. Shows (Vice President/General Manager) has entered into an employment agreement with Valentec Operating Corp. on July 1, 2003; pursuant to which, Valentec Operating Corp. agrees to pay Mr. Shows a base salary at the annual rate of $150,000. In addition, Mr. Shows is eligible for a bonus payable at, and in an amount to be determined by, Valentec’s Chairman. He is also entitled to benefits provided to other members of Valentec’s senior management. In the event Mr. Shows is terminated for reasons other than: conviction of a felony; any act involving moral turpitude; commission of a misdemeanor where imprisonment is imposed; commission of any act of theft, fraud, dishonesty or falsification of any employment or company records; improper disclosure of confidential or proprietary information; actions detrimental to Valentec’s reputation or business; failure to perform reasonable duties; breach of his employment agreement; a course of conduct amounting to gross incompetence; chronic and unexcused absenteeism; unlawful appropriation of a corporate opportunity; or misconduct in connection with the performance of duties, then Mr. Shows is entitled to a severance payment equal to 52 weeks of his base salary. If Mr. Shows terminates his employment due to a change of ownership of Valentec or a change in location of his employment, he will be entitled to full compensation including benefits for the remainder of the term of his employment agreement. In addition, Mr. Shows is subject to confidentiality provisions. This agreement terminates on December 31, 2006.
ITEM 11. Security Ownership of Certain Beneficial Owners and Management
          The following table sets forth certain information regarding the beneficial ownership of the Common Stock, and the address of such beneficial owner, as of April 17, 2006 for (i) each person known by the Company to be the beneficial owner of five percent or more of the outstanding common stock (the “Principal Stockholders”), (ii) each of the Company’s officers, directors and consultants, and (iii) all of the Company’s executive officers, directors, consultants as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. The number of shares of Common Stock owned includes shares of Common Stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 17, 2006. For each beneficial owner, officer, director or consultant, his or her percentage of shares outstanding is based upon 15,538,177 shares outstanding as of April 17, 2006.

	As of April 17, 2006
	Beneficially		Percentage of
Name and Address (1)	Owned		Class
Robert A. Zummo	6,804,610	(2)	42.7%
Global Systems, Inc.	6,604,610	(3)	42.5%
Avraham (Miko) Gilat	6,804,610	(4)	42.7%
Armament Systems International, Inc.	6,604,616	(5)	42.5%
Zvi Kreizman	100,000	(6)	0.6%
Larry Matheson	100,000	(7)	0.6%
Stephen J. Shows	0		0%
All Current directors and executive officers as a group (6 persons)	13,809,220		85.65	%(8)

(1)	Unless otherwise indicated, the address of all the Company’s directors and executive officers is c/o the Company’s principal executive offices at 2629 York Avenue, Minden, Louisiana 71055.

(2)	Includes 200,000 shares issuable upon exercise of an immediately exercisable warrant, 6,604,610 shares of Common Stock held directly by Global Systems, Inc. of which Mr. Zummo is President and CEO.

(3)	Includes 6,604,610 shares of Common Stock held directly by Global Systems, Inc. Global Systems, Inc.’s address is 9475 High Meadows Ranch, Durango, Colorado 81301.

(4)	Includes 200,000 shares issuable upon exercise of an immediately exercisable warrant, 6,604,610 shares of Common Stock held directly by Armament Systems International, Inc. of which Mr. Gilat is President and CEO

(5)	Includes 6,604,610 shares of Common Stock held directly by Armament Systems International, Inc. Armament Systems International, Inc.’s address is 3 Bethesda Metro Center, Suite 750, Bethesda, Maryland 20814.

(6)	Includes 100,000 shares issuable upon exercise of an immediately exercisable warrant.

(7)	Includes 100,000 shares issuable upon exercise of an immediately exercisable warrant.

(8)	As of April 7, 2006, the Company had 15,538,177 shares of Common Stock issues and outstanding.
ITEM 12. Certain Relationships and Related Transactions
          Valentec regularly engages in business with Soltam and Valentec International Limited (VIL) and their affiliates. Avraham Gilat, director of Valentec and the Company, is the chair of Soltam and an indirect equity owner of Soltam Systems. VIL is controlled by directors Avraham Gilat and Robert A. Zummo and is owned by Mr. Zummo and Soltam.
          Valentec is currently fulfilling orders from Soltam to provide 120mm Weapon Mortar Systems as well as 60mm, 81mm, and 120mm ammunition to the Israeli Defense Forces.
          Valentec is currently fulfilling a contract received on assignment from VIL to provide 40mm illuminating munitions for the Kingdom of Saudi Arabia. In addition, Valentec is currently negotiating with VIL regarding the possible acquisition of VIL by Valentec for approximately $6,000,000.
          Valentec has a line of credit that has been guaranteed by Mr. Zummo and by Soltam. Mr. Zummo has used personal property to guarantee $1,000,000 of the Line of Credit at Bank One and Soltam Systems has put up a $1,000,000 Letter of Credit to use as collateral on the additional $1,000,000 Line of Credit at Bank One. Soltam has also put up a $500,000 Letter of Credit to guarantee a note at Bank Leumi in New York for a $500,000 Line of Credit, for an aggregate Credit Line of $2,500,000.
          Valentec obtained loans from Soltam Systems and Robert Zummo. The loans to the Company were made in the amount of $400,000 each and were used for working capital in 2001. The balance due as of December 31, 2005 for each loan was $216,637 respectively.
          Valentec has a line of credit at Bank Hapoalim for $3,000,000 guaranteed by a letter of credit from Mikal Corporation in which Mr. Gilat is a controlling party.
ITEM 13. Exhibits, Financial Statement Schedules and Reports
          (a) Exhibits:

Exhibit
Number	Title of Document	Location

3.1	Certificate of Incorporation of Registrant	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on April 14, 2005

3.2	Certificate of Incorporation of Valentec Systems, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on April 14, 2005

3.3	By-laws of Registrant	Incorporated by reference as Exhibit 3 to Form 10-QSB filed on November 7, 1996

Exhibit
Number	Title of Document	Location

3.4	By-laws of Valentec Systems, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 14, 2005

10.1	Stock Purchase and Share Exchange Agreement, dated May 27, 2005, by and among Registrant, Valentec Systems, Inc. and the stockholders of Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 27, 2005

10.2	Assignment and Assumption Agreement, dated as of June 6, 2005, by and between Acorn Holdings Corp. and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed on June 10, 2005

10.3	Standby Equity Distribution Agreement, dated as of April 28, 2005, by and between Valentec Systems, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on June 10, 2005

10.4	Promissory Note of Valentec Systems, Inc., dated as of April 28, 2005, to Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.3 to Form 8-K filed on June 10, 2005

10.5	Security Agreement, effective as of April 28, 2005, by and between Valentec Systems, Inc. and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed on June 10, 2005

10.6	Warrant to Purchase Common Stock issued by Valentec Systems, Inc. to Cornell Capital Partners, LP on April 28, 2005	Incorporated by reference as Exhibit 10.5 to Form 8-K filed on June 10, 2005

10.7	Registration Rights Agreement, dated as of April 28, 2005, by and between Valentec Systems, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.6 to Form 8-K filed on June 10, 2005

10.8	Placement Agent Agreement, dated as of April 28, 2005 between Valentec Systems, Inc. and Newbridge Securities Corporation	Incorporated by reference as Exhibit 10.7 to Form 8-K filed on June 10, 2005

10.9	Escrow Agreement, dated as of April 28, 2005, by and among Valentec Systems, Inc., Cornell Capital Partners, LP. And David Gonzalez, Esq., as Escrow Agent	Incorporated by reference as Exhibit 10.8 to Form 8-K filed on June 10, 2005

10.10	Lock-Up Agreement, dated April 28, 2005, by and between Valentec Systems, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.3 to Schedule 13D filed on October 3, 2005

10.11	Warrant to Purchase Common Stock issued by Registrant to Robert Zummo, on August 19, 2005	Incorporated by reference as Exhibit 10.1 to Form 8-K filed on August 24, 2005

10.12	Warrant to Purchase Common Stock issued by Registrant to Avraham (Miko) Gilat, on August 19, 2005	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on August 24, 2005

Exhibit
Number	Title of Document	Location

10.13	Warrant to Purchase Common Stock issued by Registrant to Larry Matheson, on August 19, 2005	Incorporated by reference as Exhibit 10.3 to Form 8-K filed on August 24, 2005

10.14	Warrant to Purchase Common Stock issued by Registrant to Zvi Kreizman, on August 19, 2005	Incorporated by reference as Exhibit 10.4 to Form 8-K filed on August 24, 2005

10.15	Master Factoring Agreement, dated as of September 1, 2005, by and among Registrant and Valentec Systems, Inc. and Rockland Audit Finance LLC	Incorporated by reference as Exhibit 10.1 to Form 8-K filed on September 8, 2005

10.16	Addendum No. 1 to Master Factoring Agreement, dated as of September 1, 2005, by and among Registrant and Valentec Systems, Inc. and Rockland Credit Finance LLC	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on September 8, 2005

10.17	Revolving Credit Promissory Note issued by Registrant and Valentec Systems, Inc. to Rockland Credit Finance LLC on September 1, 2005	Incorporated by reference as Exhibit 10.3 to Form 8-K filed on September 8, 2005

10.18	Instrument of Assignment, dated August 23, 2005, by and between Rockland Credit Finance LLC and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.12 to Form 8-K filed on December 14, 2005

10.19	Award/Contract No. W52P1J-05-0015, dated February 3, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.5 to Form 8-K filed on December 14, 2005

10.20	Award/Contract No. W52PIJ-05-C-0024, dated April 18, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.6 to Form 8-K filed on December 14, 2005

10.21	Amendment of Solicitation/Modification of Contract No. W52PIJ-05-C-0024, dated July 15, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.7 to Form 8-K filed on December 14, 2005

10.22	Amendment of Solicitation/Modification of Contract No. W52PIJ-04-C-0103, dated July 11, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.9 to Form 8-K filed on December 14, 2005

10.23	Facility Use Agreement, dated January 1, 2005 by and between Louisiana Military Department and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.15 to Form 8-K filed on December 14, 2005

10.24	Employment Agreement, effective as of January 1, 2006, by and between the Registrant and Robert A. Zummo	Provided Herewith

10.25	Promissory Note to Soltam Systems, Inc.	Provided Herewith

Exhibit
Number	Title of Document	Location

10.26	Promissory Note to Robert Zummo	Provided Herewith

10.27	Promissory Note to Bank Leumi USA	Provided Herewith

10.28	Promissory Note to Bank Hapoalim	Provided Herewith

10.29	Promissory Note to Bank One	Provided Herewith

14.1	Code of Business Conduct and Ethics	Provided Herewith

21	List of subsidiaries of the Company	Incorporated by reference as Exhibit 21 to Form 10-KSB filed on November 17, 2005

31.1	Certification by the Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Provided herewith

32.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
          (b) Form 8-K
          A Current Report on Form 8-K/A was filed December 14, 2005 with respect to the Registrant’s acquisition of the Subsidiary.
ITEM 14. Principal Accountant Fees and Services
          Heard, McElroy & Vestal served as our independent registered public accounting firm for fiscal year 2004 and Webb & Company served as our independent registered public accounting firm for fiscal year 2005. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2004 and 2005 fiscal years.

	2005	2004
Audit and related fees	71,676	20,700
Tax fees	8,243	6,500
All other fees	5,948	—
Total	85,867	27,200

Pre-Approval Policy for Audit and Non-Audit Services
          The Company did not utilize any services other than audit and tax services in fiscal year 2005 and 2004. It is the policy of the Company’s Board of Directors to pre-approve the retention of the auditors and their services.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006
VALENTEC SYSTEMS, INC.

	By:	/s/ Robert Zummo

Robert Zummo, Chairman, President and Chief Executive Officer
          In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Zummo	Chairman, President and Chief Executive	April 17, 2006
Robert A. Zummo	Officer, Director and Principal Accounting Officer

/s/ Avraham (Miko) Gilat	Director	April 17, 2006
Avraham (Miko) Gilat

/s/ Larry J. Matheson	Director	April 17, 2006
Larry Matheson

/s/ Zvi Kreizman	Director	April 17, 2006
Zvi Kreizman

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONTENTS

PAGES	1 – 2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	3	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES	7 — 21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Valentec Systems, Inc. and Subsidiary:
We have audited the accompanying consolidated balance sheet of Valentec Systems, Inc. and subsidiary as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Valentec Systems, Inc. and subsidiary as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has a working capital deficiency of $4,991,855 and a negative cash flow from operations of $6,549,578. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 20. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Webb & Company, P.A.
WEBB & COMPANY, P.A.
Boynton Beach, Florida
March 15, 2006, except for Note 21, for which the date is April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Valentec Systems, Inc.
Minden, Louisiana
We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Valentec Systems, Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Valentec Systems, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Heard, McElroy & Vestal, LLP
Heard, McElroy & Vestal, LLP
Shreveport, LA
March 1, 2005

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash	$81,879
Accounts receivable and in-process billings, net	12,606,928
Prepaid and other expenses	156,299
Inventories, net	1,774,513

Total Current Assets	14,619,619

PROPERTY AND EQUIPMENT, NET	1,490,292

OTHER ASSETS
Advances – stockholder	196,749
Deferred income tax	92,513
Contract development cost, net	6,277,118

Total Other Assets	6,566,380

TOTAL ASSETS	$22,676,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	5,011,169
Accrued salaries and payroll withholding	293,150
Lines of credit	9,063,621
Note payable – stockholders	433,274
Deferred revenue	3,342,781
Due to related party	992,238
Deferred income taxes payable	475,241

Total Current Liabilities	19,611,474

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 6,997,100 shares issued and outstanding	69,971
Additional paid in capital	3,033,635
Retained earnings	608,923
Less deferred offering cost	(647,712)

Total Stockholders’ Equity	3,064,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,676,291

See accompanying notes to consolidated financial Statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES
Contract revenues	$19,015,978	$6,419,483

COST OF GOODS SOLD	12,497,159	4,591,077

GROSS PROFIT	6,518,819	1,828,406

OPERATING EXPENSES
Fringe benefit expenses	662,099	420,352
Overhead expenses	2,130,485	311,185
General and administrative	2,714,664	879,372

Total Operating Expenses	5,507,248	1,610,909

INCOME FROM OPERATIONS	1,011,571	217,497

OTHER INCOME (EXPENSE)
Interest income	46,019	2,683
Miscellaneous	—	(12,095)
Interest expense	(415,471)	(128,761)

Total Other Income (Expense)	(369,452)	(138,173)

INCOME BEFORE INCOME TAXES	642,119	79,324

Provision for Income Taxes	241,731	28,725

NET INCOME	$400,388	$50,599

Net loss per share — basic and diluted	$0.06	0.01

Weighted average number of shares outstanding during the period — basic and diluted	6,363,183	5,423,130

See accompanying notes to consolidated financial Statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional		Deferred
	Preferred Stock		Common Stock		Paid-In	Retained	Offering
	Shares	Amount	Shares	Amount	Capital	Earnings	Costs	Total
Balance, December 31, 2003	—	$—	$5,423,130	$54,231	$2,938,038	$157,936	$—	$3,150,205

Net income, 2004	—	—	—	—	—	50,599	—	50,599

Balance, December 31, 2004	—	—	5,423,130	54,231	2,938,038	208,535	—	3,200,804

Stock issued in reverse merger	—	—	1,573,970	15,740	(15,740)	—	—	—

Fair value of warrants issued for deferred offering costs	—	—	—	—	26,458	—	(26,458)	—

Deferred offering costs of SEDA	—	—	—	—	—	—	(621,254)	(621,254)

Fair value of warrants issued to directors	—	—	—	—	15,575	—	—	15,575

Fair value of warrants issued with note payable	—	—	—	—	26,458	—	—	26,458

Interest, in-kind contribution	—	—	—	—	42,846	—	—	42,846

Net income, 2005	—	—	—	—	—	400,388	—	400,388

BALANCE, DECEMBER 31, 2005	—	$—	$6,997,100	$69,971	$3,033,635	$651,769	$(647,712)	$3,064,817

See accompanying notes to consolidated financial Statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400,388	$50,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	884,460	345,626
Fair value of stock options issued	15,575	—
Amortization of note payable discount	26,458	—
Interest expense contributed in-kind	42,846	31,824
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and in-process billings	(10,785,380)	2,023,379
Inventory	(716,250)	(499,990)
Prepaid expense	(156,299)	—
Other assets	—	11,598
Increase (decrease) in:
Accounts payable, related party and accrued expenses	2,947,888	(369,767)
Due to related party	(334,911)	161,630
Deferred income taxes	236,653	(5,246)
Deferred revenue	888,994	2,453,787
Net Cash Provided By (Used In) Operating Activities	(6,549,578)	4,203,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,327,468	(1,327,468)
Development fees capitalized	(512,961)	(4,793,587)
Purchase of property and equipment	(556,393)	(205,847)

Net Cash Provided By (Used In) Investing Activities	258,114	(6,326,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	26,458	—
Advances from stockholders	(196,749)	—
Proceeds from line of credit	6,781,618	1,305,545
Proceeds from note payable	1,000,000	—
Repayment of note payable	(1,000,000)	(177,829)
Due to shareholders	(500,181)	1,105,176

Net Cash Provided By Financing Activities	6,111,146	2,232,892

NET INCREASE (DECREASE) IN CASH	(180,318)	109,430

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,197	152,767

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,879	$262,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$376,625	$96,937

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial Statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
(A) Organization
Valentec Systems, Inc., f/k/a Acorn Holding Corp. (a holding company) is a Delaware corporation incorporated on September 8, 1983.
Valentec Operating Corp. is an ammunition and systems integration company that provides ammunition to the United States Army and systems integration for foreign governments. The Company was incorporated on May 1, 1998 in the state of Delaware.
On May 27, 2005, Valentec Systems, Inc. consummated an agreement with Valentec Operating Corp, pursuant to which Valentec Operating Corp. exchanged all of its 100 shares then issued and outstanding shares of common stock for 5,423,130 shares or approximately 78% of the common stock of Valentec Systems, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer Valentec Systems, Inc.
Accordingly, the financial statements include the following:
(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.
Valentec Systems, Inc. f/k/a Acorn Holding Corp. and its wholly owned subsidiary Valentec Operating Corp are hereafter referred to as (the “Company”).
(B) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for 2005 include amortization of development costs, estimation of cost to complete long term contracts, valuation allowance on deferred tax asset and allocation of overhead costs.
(C) Cash and Cash Equivalents
For purposes of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
As of December 31, 2005, the Company does not have any balances in excess of federally insured limits.
(D) Principles of Consolidation
The consolidated financial statements include the accounts of Valentec Systems, Inc., f/k/a Acorn Holding Corp. and its subsidiary, Valentec Operating Corp. All significant inter company accounts and transactions have been eliminated.
(E) Inventory
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.
(F) Property and Equipment
Property and equipment are recorded at the original cost to the Company. Assets are being depreciated using the straight line balance method over predetermined lives of three to seven years.
(G) Contract Revenue
Revenue from fixed-price type contracts is recognized under the percentage-of-completion using the cost-to-cost method of accounting, with cost and estimated profits included in contract revenue as work is performed. If actual and estimated costs to complete a contract indicate a loss, a provision is made currently for the loss anticipated on the contract. Advance payments received are reported in the accompanying balance sheet as deferred revenue.
Revenue from time and materials type contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts.
Revenue recognized on contracts for which billings have not been presented to customers is included in the accounts receivable classification on the balance sheet
(H) Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable, notes payable, lines of credit and deferred revenue approximate fair value due to the relatively short period to maturity for these instruments.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(I) Earnings Per Share
Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”
(J) Segment Information
The company operates in three segments, systems management and integration, energetic manufacturing and metal parts.

	Systems	Energetic	Metal Parts	Total
Revenues	$8,731,814	$9,003,697	$1,280,467	$19,015,978
Gross Margin	2,957,893	3,715,060	730,339	7,403,292
Order Backlog	27,565,171	2,137,760	689,033	30,391,964
(K) Long-Lived Assets
The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.
(L) Reclassification
Certain amounts from prior periods have been reclassified to conform to the current year presentation.
(M) Income Taxes
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

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(N)Stock Option Policy
The Company accounts for stock options and warrants under SFAS No. 123R, Accounting for Stock-Based Compensation, defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
(O) Recent Accounting Pronouncements
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
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.
NOTE 2 ACCOUNTS RECEIVABLE AND IN-PROCESS BILLINGS
Accounts receivable consist of billed and unbilled accounts under contracts in progress with governmental units, principally with the Department of Defense and the Government of Israel. The components of accounts receivable at December 31, 2005 are:

Billed	$2,518,621
Unbilled	10,088,307

$12,606,928

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Unbilled accounts receivable relates to work that has been performed for which billings have not been presented to customers. It is anticipated that the unbilled amounts will be collected within the next fiscal year.
Accounts receivable from the U.S. Government at December 31, 2005 was $1,603,255 which is included in billed receivables, and unbilled receivables of $4,171,342.
Billed accounts receivable also includes $144,476 from a foreign government, the Department of Defense, Israel. Also, in billed accounts receivable is $271,776 from the Royal Saudi Navy, Saudi Arabia. Unbilled accounts receivable for foreign governments, both Israel and Saudi Arabia is $5,916,965 at December 31, 2005.
The Company received advance payments from the Department of Defense, Israel and applied it to unbilled receivables as a percentage of unbilled accounts receivable to liquidate the advance payments upon completion of the contracts under the previsions of each contract.
NOTE 3 INVENTORY
Inventory is stated at the lower of cost or market value using the average cost method. Inventories at December 31, 2005 consist of:

Raw materials	$765,415
Finished goods	1,009,098

$1,774,513

The Company reviews its inventory for impairment, and as of December 31, 2005 and 2004 there were none.
NOTE 4 PROPERTY AND EQUIPMENT
The following is a summary of property and equipment at December 31, 2005:

Furniture and fixtures	$91,822
Machinery and equipment	2,412,328
Leasehold improvements	426,164

2,930,314
Less accumulated depreciation	(1,440,022)

$1,490,292

Depreciation expense was $386,639 and $345,626 for the years ended December 31, 2005 and 2004.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
NOTE 5 DEVELOPMENT COSTS
The Company incurred development cost associated with the development of three new product lines of $6,261,979 at 2004 and an additional $512,961 at 2005 for a total of $6,774,940. These costs are being allocated to associated contracts beginning in 2005. The cost relates to the following product lines:

Keshet – Systems Integration	$3,026,140
Ammunition Mortar Rounds (60,81,120 mm)	854,108
40mm	2,894,692

6,774,940
Less development cost amortization	(497,822)

$6,277,118

Total amortization expense for the years ended December 31, 2005 and 2004 was $497,821 and $0, respectively.
Future amortization of development costs expected over the next five years are as follows;

Year	Amount
2006	$1,058,797
2007	$727,313
2008	$1,058,346
2009	$1,459,490
2010	$1,973,174
NOTE 6 NOTE PAYABLE – LINE OF CREDIT
The line of credit from Bank One in the amount of $2,000,000 accrues interest at a rate of Prime less 0.75% (at December 31, 2005 — 6.75% per annum). The line of credit is secured by a letter of credit from a related company and personal property of a stockholder. At December 31, 2005, $1,999,545 was outstanding under this line.
The line of credit from Bank Hapoalim in the amount of $3,000,000 accrues interest at a rate of Libor plus 1.75% (at December 31, 2005 — 6.20% per annum). The line of credit is secured by a letter of credit from a stockholder. At December 31, 2005 $2,625,000 was outstanding under this line.
The line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 6.5% per annum. The line of credit is secured by a letter of credit from a stockholder. At December 31, 2005 $500,000 was outstanding under this line.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
The line of credit from Rockland Credit Finance has a facility limit of $7,500,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at December 31, 2005 9%). The line of credit is secured under a Master Factoring Agreement which includes a lien on all the assets of the Company. The total amounts available under the line vary based on the total billed and unbilled accounts receivable. The total available as of December 31, 2005 was $7,500,000 based on 70% of in-process receivables and 85% of accounts receivable. The amount available under the agreement is reduced by 2% each month until it reaches 60%. At December 31, 2005, $3,939,076 was outstanding under this line. The line of credit agreement requires the Company to submit monthly and annual financial reports and stay in compliance with various state and federal laws.
NOTE 7 NOTE PAYABLE – STOCKHOLDERS
The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 6.19% as of December 31, 2005. During 2004, the two stockholders waived their right to interest under the notes and the Company recorded an in-kind contribution in the amount of $107,486 which was included in the December 31, 2004 financial statements. The Company has recorded an in-kind contribution in the amount of $42,846 at December 31, 2005. The notes are due on demand and have an outstanding balance of $433,274 as of December 31, 2005.
NOTE 8 NOTE PAYABLE
In March 2005, the Company issued a note payable of $1,000,000 and 200,000 warrants to purchase 200,000 shares of common stock at an exercise price of $0.01. The warrants are exercisable for a period of 2 years. The Company recorded a discount on the note payable of $26,458 for the fair value of the warrants based on the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, term of 2 years, volatility of 130% and risk-free rate of 4.05%. These costs are being amortized over the term of the note payable. As of December 31, 2005, the note payable has been fully repaid and the Company recorded $26,458 of interest expense related to the note payable discount.
NOTE 9 INCOME TAXES
Income tax expense for the year ended December 31, 2005 and 2004 is summarized as follows:

2005	Current	Deferred	Total
Federal	$230,947	$230,947	$230,947
State	10,784	—	10,784

	$10,784	$230,947	$241,731

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2004	Current	Deferred	Total
Federal	$—	$19,195	$19,195
State	9,530	—	9,530

	$9,530	$19,195	$28,725

Income tax expense for the years ended December 31, 2005 and 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 35% to income before income tax benefit as a result of the following:

Expected income tax expense from operations	$224,741
Permanent Differences	43,490
Tax credits	(26,500)

$241,731

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforward (benefit)	$92,513	$92,513

Total gross deferred tax assets	92,513	92,513
Less valuation allowance	—	—

Net deferred tax assets	$92,513	$92,513

	2005	2004
Deferred tax liabilities:
Amortization and depreciation	$475,241	$237,207

Net deferred tax liabilities	$475,241	$237,207

The Company has a net operating loss carry forward of approximately $246,701 available to offset future taxable income through 2025. The valuation allowance at December 31, 2004 was $0. The net change in the valuation allowance for the year ended December 31, 2005 was $0.
NOTE 10 EQUITY
On June 6, 2005, Valentec Operating became a wholly-owned subsidiary of Valentec Systems. The stockholders of Valentec Operating exchanged 100% of their stock for 5,423,130 shares of common stock in Valentec Systems. The stockholders of Valentec

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Operating own approximately 78% of Valentec Systems after the merger, and pursuant to the “Stock Purchase and Share Exchange Agreement” upon approval of an increase in authorized capital, the stockholders of Valentec Operating will receive an additional 7,786,090 shares of common stock.
During 2005, the Company issued 1,573,946 shares of common stock in a reverse merger transaction.
The Company also entered into an agreement in April 2005 with an investment firm to provide up to $15,000,000 of equity per a Standby Equity Distribution Agreement (SEDA). The common stock issued under the SEDA would be at 98% of market value. In addition, each advance has a 5% transaction fee. In connection with this transaction, the Company or its surviving company, issued a warrant to the investment firm to acquire 200,000 shares of common stock at an exercise price of $.01 per share. The warrants were valued based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free rate of 4.05%. The Company recorded $621,254 of fees associated with these various transactions as deferred offering costs.
NOTE 11 OTHER STOCK ISSUANCES
During the fiscal year ended December 31, 2005, there were no stock option grants or stock appreciation rights granted to any of the Company’s officers or directors. Effective September 30, 2003, all previous executive officers and directors relinquished their rights to any unexercised stock options held by such under the Company’s stock option plans. In May 2005, the board of directors cancelled all outstanding options to purchase common stock. Accordingly, as of December 31, 2005, there were no exercisable or non-exercisable options held by any employee, officer, director or other person.
NOTE 12 WARRANTS
On August 19, 2005,the Company issued to each of Robert Zummo, Avraham (Miko) Gilat, Larry Matheson and Zwika Kreisman a Warrant to Purchase Common Stock, relating to shares of Acorn’s common stock, par value $0.01 (the “Common Stock”). The aggregate number of shares of Common Stock that each of Mr. Zummo and Mr. Gilat can purchase pursuant to the Warrants to Purchase Common Stock (the “Warrants”) is 200,000 shares of Common Stock at an exercise price of $0.25 per share and the aggregate number of shares of Common Stock that each of Mr. Matheson and Mr. Kreisman can purchase is 100,000 shares of Common Stock at an exercise price of $0.25. The warrants were valued based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free interest rate of 4.05%. The Warrants became exercisable immediately and expire on August 19, 2008. The Company recorded an expense of $15,575 during 2005. Messrs. Zummo, Gilat, Matheson and Kreisman have all been appointed to fill vacancies on the Valentec Board of Directors, and

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
the Warrants are intended to compensate them for their service to Valentec as Board members. Messrs. Zummo and Gilat are Chairman and Vice Chairman of the Board, respectively.
Pursuant to the stock purchase and share exchange agreement between Valentec Systems and Valentec Operating, 200,000 warrants were issued to Montgomery Equity Partners at an exercise price of $0.01 per share.
Pursuant to the SEDA Agreement between Cornell Capital Partners and Valentec Systems, 200,000 warrants were issued to Cornell Capital Partners at an exercise price of $0.01 per share. The fair value of $26,458 is recorded as deferred offering costs and will be amortized upon receipt of the SEDA funding.
NOTE 13 PROFIT SHARING PLAN
The Company has adopted a qualified 401(k) Profit Sharing Plan for all present and future eligible employees. The Company matches employee contributions, $0.50 cents for every dollar, up to 3% of salaries and may contribute a discretionary amount annually as determined by the Board of Directors. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service regulations, which is presently 15% of their gross annual earnings limited to $7,000, as indexed for inflation. Employees vest 100% in all salary reduction contributions. The Company’s matching and discretionary contributions vest 100% after two years of service. The Company contributed $40,938 for the year ended December 31, 2005 and $40,354 for the year ended December 31, 2004, as a match to employees and did not make any annual discretionary contributions for either year.
NOTE 14 RELATED PARTY
The Company’s principal stockholders also have interest in other companies whose operations are similar to those of the Company. The Company purchases and sells materials and services to these entities. Following is a summary of transactions and balances with affiliates for the years ended December 31, 2005 and 2004:

	2005	2004
Sales to affiliates	$8,731,814	$386,691
Due from affiliates (included in advances - stockholders in accompanying balance sheet)	$196,749	$196,749
Due to related party	$992,236	$852,150
Advance payment on a contract – related party	$3,266,725	$2,453,788

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
For the year ended December 31, 2005 and 2004, consulting fees of approximately $418,782 and $609,000, were incurred from related parties which are directors of the Company.
In 2005, the Company leased a utility vehicle from a related party for $7,200. The lease expired July, 31, 2005. At the expiration of the lease, the equipment became the property of the Company without any further payments being due.
The Company paid consulting fees to TSC Consulting Services which is owned by a related party. For the years ended December 31, 2005 and 2004, the consulting fees paid were $91,261 and $16,604, respectively.
NOTE 15 CONTRACT STATUS
The Company has provided products and services to the government under fixed price contracts. In these types of contracts, prices are not subject to any adjustment on the basis of costs incurred to perform the required work under the technical data package (TDP). The award of any negotiated contract in excess of $100,000 ($500,000 for Department of Defense, National Aeronautics and Space Administration and Coast Guard) with certain exemptions as provided by regulation, requires certification by the contractor that cost and pricing data used to negotiate the final price is current, accurate and complete. This certification entitles the government to a price adjustment, including profit or fee, of any significant amount by which the price was increased because of defective data. The Company is also restricted in the amount it can bill under each contract until it has passed its first article (inspection) test. That limit is 10% of the contract amount. The Company, in the normal course of business, periodically reviews its cost estimates on all contracts. In the opinion of management, the potential for any price adjustment on open contracts is remote and, if adjusted, would not have a material effect on the Company’s financial position or results of operations for the period.
Backlog — The Company has authorized but uncompleted contracts on hand for which work is in progress at December 31, 2005 approximately as follows:

Total contract price of initial contract awards including exercised options and approved change orders (modifications)	$49,280,225	*
Completed to date	19,015,981

Authorized backlog	$30,391,964	**

*	Included in this amount is $36,745,000 in contracts from a related party (Soltam Systems).

**	Included in this amount is $27,565,171 in authorized backlog from a related party (Soltam Systems).

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
NOTE 16 RESTATEMENT
The Company’s two stockholders loaned $800,000 to the Company in 2001. During 2004 $600,000 was recorded as additional paid-in-capital in the financial statements instead of a note payable. The error has been corrected by increasing notes payable to stockholders and decreasing additional paid-in-capital by $600,000. Due to this correction, interest expense of $107,486 has been recorded through the year ending December 2004 as an in-kind contribution.
NOTE 17 COMMITMENTS AND CONTINGENT LIABILITIES
(A) Litigation
Prior to the expiration of the facilities management agreement with the Louisiana National Guard, certain employees involved in plant security duty were members of the International Guard Unit of America (I.G.U.A.) Local 81. With the expiration of the agreement and the resulting loss of employment, these employees filed a union membership grievance (December 28, 2004) with the Company, which has been turned over to the American Arbitration Association. The company feels the claim is without merit and any ruling by the American Arbitration Association would have minimum impact on earnings.
Pursuant to a 1994 environmental class action settlement, Valentec Dayron Company (currently Valentec Operating Systems) along with Boise Cascade Company, Dictaphone Company, Harris Company, Martin Marietta Company, Medalist Industries, Inc and Rockwell International, Inc (herein Members) signed the Woodco Site Custody Account Agreement, dated October 5, 1994 as amended January 28, 2005 which established the “Woodco Site Custody Account” for the purposes of disbursing funds necessary to satisfy the obligations of the Members. Valentec’s current obligation is $3,474 per year for ten years from the date of the Amendment above.
There is no other litigation or outstanding claims by or against the Company.
(B) Financing Agreement
On July 5, 2005, the Company entered into an agreement with Knightsbridge Capital, (“Knightsbridge”) whereby Knightsbridge would help the Company obtain capital financing. Upon raising $500,000, Knightsbridge is entitled to common stock equal to 4.99% of the fully diluted common stock outstanding. The agreement contains an anti- dilutive clause which guarantees Knightsbridge cannot be diluted below this percentage for a period of six months from July 5, 2005.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(C) Consulting Agreement
During 2005, the Company entered into a consulting agreement to compensate a consultant 70,000 shares upon the completion of the merger with Valentec Operating, Inc. As of December 31, 2005, the Company did not have adequate shares available and has recorded the fair value of shares due in accrued expenses (See Note 22).
(D) Leases
The Company renewed its operating lease with the State of Louisiana, Louisiana Military Department for administrative and production facilities on January 1, 2005. The lease is an operating lease, which expires December 31, 2010. The Company pays monthly rent of $34,295.
The Company leases space at the Radford Army Ammunition Plant for equipment used in increment loading. The annual rate of the lease is $9,336 and is renewable every twelve months.
The Company leases office equipment for administration purposes. The lease is an operating lease, which expires on June 16, 2009. The Company pays a monthly rate of $1,095.
The Company leases a vehicle for purposes of travel. The lease is an operating lease, which expires on January 20, 2009. The Company pays a monthly payment of $862. Future minimum lease payments under the operating leases at December 31, 2005, consist of the following:

Year	Amount
2006	$453,021
2007	$453,021
2008	$453,021
2009	$436,095
2010	$429,520
Thereafter	$1,430,302
NOTE 18 CONCENTRATIONS
The Company’s future operating results may be affected by a number of factors.
(A) Revenue and Receivables
The Company’s operations are dependent on governmental funding of defense and ammunition projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Company. During 2005, the Company had two customers which made up 100% of total sales in 2005, US Army and the Israeli Department of Defense (through a related party entity located in Israel).
(B) Suppliers
The Company is dependent upon a number of major suppliers. If a major supplier were to cease doing business, the Company could be adversely affected to the extent the supplier could not be replaced. The Company is dependent on some sole source suppliers. As of December 31, 2005, no one supplier represented more than 10% of purchases.
(C) Materials
If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In some cases, materials are supplied by sole source vendors.
(D) Foreign Operations
The Company supplies to a foreign customer. The sales to the foreign customer were 46% in 2005 and 36% in 2004. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company.
NOTE 19 EARNINGS PER SHARE
A reconciliation of the numerator and denominator of the earnings per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted earnings per share for the years ended December 31, 2005 and 2004, is as follows:

	2005	2004
Numerator:
Net profit	$400,388	$50,599

Numerator for basic and diluted earnings per share	400,388	50,599

Denominator:
Weighted average common shares	6,868,549	5,423,130
Common stock equivalents	97,531	—

Denominator for basic and diluted earnings per share	6,966,080	5,423,130

Basic and diluted earnings per share	$0.06	$0.01

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Options and warrants to purchase 1,600,000 shares of common stock at prices between $0.01 and $0.25 per share were outstanding at December 31, 2005, but were not included in the computation of diluted earnings per share because they were anti-dilutive.
NOTE 20 GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $4,991,855 and negative cash flow from operations of $6,549,578. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is making a conscious effort to restructure finances and improve cash flow through cost reductions and improving manufacturing performance. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern.
NOTE 21 SUBSEQUENT EVENTS
After receipt of shareholder approval pursuant to a written consent, the Company (1) changed its name to Valentec System, Inc. on April 10, 2006 and (2) the capital stock of the Company was increased to 260,000,000 shares, with 250,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock.
The Company entered into a two year employment agreement with Robert A. Zummo effective as of January 1, 2006 with automatic one-year extensions. The Company agrees to pay Mr. Zummo a base salary of $520,000 plus benefits as set forth in his agreement.
Also, on April 10, 2006, the Company changed the name of its operating subsidiary from Valentec Systems, Inc. to Valentec Operating Corp.
After receipt of shareholder approval pursuant to a written consent, the Company (1) changed its name to Valentec System, Inc. on April 10, 2006 and (2) the capital stock of the Company was increased to 260,000,000 shares, with 250,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. Committed new shares were distributed as follows, Armament Systems 3,893,045, Global Systems 3,893,045, Mr. Papiri 70,000 and Knightsbridge Securities 685,015.