Form 10QSB
period 2006-03-31
Valentec Systems, Inc
filed 2006-05-19
CIK 737243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.
Commission file number
0-11454
VALENTEC SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	59-2332857

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2629 York Avenue Minden, LA 71055	71055

(Address of principal executive offices)	(Zip code)
(318) 382-4574
(Issuer’s Telephone Number, Including Area Code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,538,456 par value $0.01 per share, shares of common stock outstanding as of May 15, 2006.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

VALENTEC SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The accompanying unaudited financial statements of Valentec Systems, Inc. (together with Valentec Operating Corp., the “Company” or “Valentec”) have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements of the Company be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results of the Company for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006 or for any other period.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONTENTS

PAGE	3	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006

PAGE	4	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

PAGE	5	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

PAGE	6	UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	10,238
Accounts receivable and in-process billings, net	15,587,196
Inventories, net	1,822,560
Prepaid and other expenses	251,403

Total Current Assets	17,671,397

PROPERTY AND EQUIPMENT, NET	1,472,810

OTHER ASSETS
Advances – stockholder	196,749
Deferred income tax	92,513
Contract development cost, net	6,175,767
Deposits	3,000

Total Other Assets	6,468,029

TOTAL ASSETS	25,612,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	5,303,344
Accrued salaries and payroll withholding	186,784
Lines of credit	12,082,764
Notes payable – stockholders	433,274
Deferred revenue	2,863,465
Due to related party	1,228,436
Capital lease	15,153
Deferred income taxes payable	475,241

Total Current Liabilities	22,588,461

LONG TERM LIABILITIES
Capital lease – long term	71,749

Total Liabilities	22,660,210

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 6,997,351 shares issued and outstanding	69,973
Additional paid in capital	3,040,752
Retained earnings	489,013
Less deferred offering cost	(647,712)

Total Stockholders’ Equity	2,952,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	25,612,236

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
REVENUES
Contract revenues	$5,972,891	$3,781,830

COST OF GOODS SOLD	4,021,471	2,694,967

GROSS PROFIT	1,951,420	1,086,863

OPERATING EXPENSES
Fringe benefit expenses	149,241	74,240
Overhead expenses	778,306	540,728
General and administrative	754,877	430,515

Total Operating Expenses	1,682,424	1,045,483

INCOME FROM OPERATIONS	268,996	41,380

OTHER INCOME (EXPENSE)
Interest income	675	7,202
Miscellaneous	2,381	29,623
Interest expense	(391,961)	(31,258)

Total Other Income (Expense)	(388,905)	5,567

NET INCOME (LOSS) BEFORE INCOME TAXES	(119,909)	46,947

Provision for Income Taxes	—	(11,367)

NET INCOME (LOSS)	$(119,909)	$35,580

Net income (loss) per share — basic and diluted	$(.01)	—

Weighted average number of shares outstanding during the period — basic and diluted	6,997,351	5,423,130

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(119,909)	$35,580
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	212,108	404,138
In-kind contribution, interest	7,119	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and in-process billings	(2,980,268)	(533,245)
Inventory	(48,047)	—
Prepaid expense	(98,104)	(4,195)
Increase (decrease) in:
Accounts payable, related party and accrued expenses	185,810	1,734,539
Due to related party	236,198	—
Deferred income taxes	—	(4,765)
Deferred revenue	(479,316)	1,291,150

Net Cash Provided By (Used In) Operating Activities	(3,084,409)	2,923,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,374)	(20,753)

Net Cash Used In Investing Activities	(6,374)	(20,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,019,143	244,000

Net Cash Provided By Financing Activities	3,019,143	244,000

NET INCREASE (DECREASE) IN CASH	(71,640)	3,146,449

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,878	262,197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,238	$3,408,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$364,675	$31,258

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING:

During March 2006 the Company acquired fixed assets under capital leases totaling $86,901.
See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
(A) Organization
Valentec Systems, Inc. is a Delaware corporation incorporated on September 8, 1983. Prior to April 10, 2006, the name of the corporation was Acorn Holding Corp.
Valentec Operating Corp., the wholly owned subsidiary of Valentec Systems, Inc., is an ammunition and systems integration company that provides ammunition to the United States Army and systems integration for foreign governments. Valentec Operating Corp. was incorporated on May 1, 1998 in the state of Delaware. Prior to April 10, 2006, Valentec Operating Corp. had the corporate name “Valentec Systems, Inc.”
On May 27, 2005, Valentec Systems, Inc. consummated an agreement with Valentec Operating Corp, pursuant to which Valentec Operating Corp. exchanged all of its 100 shares then issued and outstanding shares of common stock for 5,423,130 shares or approximately 78% of the common stock of Valentec Systems, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer Valentec Operating Corp.
Accordingly, the financial statements include the following:
(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.
Valentec Systems, Inc. and its wholly owned subsidiary Valentec Operating Corp. are hereafter collectively referred to as (the “Company”).
(B) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for 2006 and 2005 include amortization of development costs, estimation of cost to complete long term contracts, valuation allowance on deferred tax asset and allocation of overhead costs.
(C) Cash and Cash Equivalents
For purposes of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents.
As of March 31, 2006, the Company does not have any balances in excess of federally insured limits.
(D) Principles of Consolidation
The consolidated financial statements include the accounts of Valentec Systems, Inc., and its subsidiary, Valentec Operating Corp. All significant inter company accounts and transactions have been eliminated.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
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
The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable, notes payable, capital leases, lines of credit and deferred revenue approximate fair value due to the relatively short period to maturity for these instruments.
(I) Earnings (Loss) Per Share
Basic and diluted net earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2006, the Company has 1,000,000 warrants outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive. As of March 31, 2005, the Company did not have any outstanding dilutive securities.
(J) Segment Information
The company operates in three segments, systems management/integration, energetic manufacturing and metal parts.
Three months ended March 31, 2006

	Systems	Energetic	Metal Parts	Total
Revenues	$3,773,426	$2,013,037	$186,428	$5,972,891
Gross Margin	1,360,798	700,436	102,295	2,163,529
Order Backlog	23,791,745	1,691,732	502,605	25,986,082

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
Three months ended March 31, 2005

				Facility
	Systems	Energetic	Metal Parts	Management	Total
Revenues	$1,380,105	$2,214,016	$—	$187,709	$3,781,830
Gross Margin	295,781	767,109	—	23,973	1,086,863
Order Backlog	34,978,474	3,451,426	1,969,500	—	40,399,400
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
(N) Stock Option Policy
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
(O) Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.
NOTE 2 ACCOUNTS RECEIVABLE AND IN-PROCESS BILLINGS
Accounts receivable consist of billed and unbilled accounts under contracts in progress with governmental units, principally with the Department of Defense and the Government of Israel. The components of accounts receivable at March 31, 2006 were:

Billed	$4,272,384
Unbilled	11,314,812

$15,587,196

Unbilled accounts receivable relates to work that has been performed for which billings have not been presented to customers. It is anticipated that the unbilled amounts will be collected within the current fiscal year.
Accounts receivable from the U.S. Government at March 31, 2006 was $1,793,681 which is included in billed receivables, and unbilled receivables of $5,062,303.
Billed accounts receivable also includes $2,387,994 from a foreign government, the Department of Defense, Israel. Also, in billed accounts receivable is $72,000 from the Royal Saudi Navy, Saudi Arabia. Unbilled accounts receivable for foreign governments, both Israel and Saudi Arabia is $6,252,509 at March 31, 2006.
The Company received advance payments from the Israeli Department of Defense and applied it to unbilled receivables as a percentage of unbilled accounts receivable to liquidate the advance payments upon completion of the contracts under the previsions of each contract.
NOTE 3 INVENTORY
Inventory is stated at the lower of cost or market value using the average cost method. Inventories at March 31, 2006 consist of:

Raw materials	$920,144
Finished goods	902,416

$1,822,560

The Company reviews its inventory for impairment, and as of March 31, 2006 and 2005 there were none.
NOTE 4 PROPERTY AND EQUIPMENT
The following is a summary of property and equipment at March 31, 2006:

Furniture and fixtures	$76,717
Machinery and equipment	2,496,813
Leasehold improvements	429,649

3,003,179
Less accumulated depreciation	(1,530,369)

$1,472,810

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
Depreciation expense was $110,757 and $85,386 for the three month periods ended March 31, 2006 and 2005, respectively.
NOTE 5 DEVELOPMENT COSTS
The Company incurred development cost associated with the development of three new product lines of $6,261,979 in 2004 and an additional $512,961 in 2005 for a total of $6,774,940. These costs are being allocated to associated contracts beginning in 2005. The cost relates to the following product lines:

Keshet – Systems Integration	$3,026,140
Ammunition Mortar Rounds (60,81,120 mm)	854,108
40mm	2,894,692

6,774,940
Less development cost amortization	(599,173)

$6,175,767

Total amortization expense for the three months ending March 31, 2006 and 2005, is $101,351 and $318,751, respectively.
NOTE 6 NOTE PAYABLE – LINE OF CREDIT
The line of credit from Bank One in the amount of $2,000,000 accrues interest at a rate of Prime less 0.75% (at March 31, 2006 — 6.75% per annum). The line of credit is secured by a letter of credit from a related company and personal property of a stockholder. At March 31, 2006, $1,999,546 was outstanding under this line.
The line of credit from Bank Hapoalim in the amount of $4,000,000 accrues interest at a rate of Libor plus 1.75% (at March 31, 2006 — 6.65% per annum). The line of credit is secured by a letter of credit from a stockholder. At March 31, 2006, $3,685,000 was outstanding under this line. This line of credit was increased from $3,000,000 at December 31, 2005 to $4,000,000 at March 31, 2006.
The line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 6.94% per annum. The line of credit is secured by a letter of credit from a stockholder. At March 31, 2006, $500,000 was outstanding under this line.
The line of credit from Rockland Credit Finance has a facility limit of $7,500,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at March 31, 2006 — 9.5%). The line of credit is secured under a Master Factoring Agreement which includes a lien on all the assets of the Company. The total amounts available under the line vary based on the total billed and unbilled accounts receivable. The total available as of March 31, 2006 was $7,500,000 based on 60% of in-process receivables and 85% of accounts receivable. At March 31, 2006, $5,898,218 was outstanding under this line. The line of credit agreement requires the Company to submit monthly and annual financial reports and stay in compliance with various state and federal laws.
NOTE 7 NOTE PAYABLE – STOCKHOLDERS
The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 6.75% as of March 31, 2006. The Company recorded an in-kind contribution in the amount of $7,119 at March 31, 2006. The notes are due on demand and have an outstanding balance of $433,274 as of March 31, 2006.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
NOTE 8 EQUITY
On June 6, 2005, Valentec Operating Corp. became a wholly-owned subsidiary of Valentec Systems. The stockholders of Valentec Operating exchanged 100% of their stock for 5,423,130 shares of common stock in Valentec Systems. The stockholders of Valentec Operating own approximately 78% of Valentec Systems after the merger, and pursuant to the “Stock Purchase and Share Exchange Agreement” upon approval of an increase in authorized capital, the stockholders of Valentec Operating Corp. will receive an additional 7,786,090 shares of common stock. (See Note 16)
During 2005, the Company issued 1,574,221 shares of common stock in a reverse merger transaction.
The Company also entered into an agreement in April 2005 with an investment firm to provide up to $15,000,000 of equity per a Standby Equity Distribution Agreement (SEDA). The common stock issued under the SEDA would be at 98% of market value. In addition, each advance has a 5% transaction fee. In connection with this transaction, the Company or its surviving company, issued a warrant to the investment company to acquire 200,000 shares of common stock at an exercise price of $.01 per share. The warrants were valued based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free rate of 4.05%. The Company recorded $621,254 of fees associated with these various transactions as deferred offering costs.
NOTE 9 WARRANTS
On August 19, 2005, the Company issued 600,000 warrants to members of the Board of Directors for services to Purchase Common Stock at an exercise price of $0.25 per share. The warrants were valued based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free interest rate of 4.05%. The Warrants became exercisable immediately and expire on August 19, 2008.
Pursuant to the Stock Purchase and Share Exchange agreement between Valentec Systems and Valentec Operating Corp., 200,000 warrants were issued to Montgomery Equity Partners at an exercise price of $0.01 per share that expire on April 28, 2007.
Pursuant to the SEDA Agreement between Cornell Capital Partners and Valentec Systems, 200,000 warrants were issued to Cornell Capital Partners at an exercise price of $0.01 per share. The fair value of $26,458 is recorded as deferred offering costs and will be amortized upon receipt of the SEDA funding that expire on April 28, 2007.
NOTE 10 PROFIT SHARING PLAN
The Company has adopted a qualified 401(k) Profit Sharing Plan for all present and future eligible employees. The Company matches employee contributions, $0.50 cents for every dollar, up to 3% of salaries and may contribute a discretionary amount annually as determined by the Board of Directors. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service regulations, which is presently 15% of their gross annual earnings limited to $7,000, as indexed for inflation. Employees vest 100% in all salary reduction contributions. The Company’s matching and discretionary contributions vest 100% after two years of service. The Company contributed $12,864 and $9,198 as of March 31, 2006 and 2005, respectively, as a match to employees and did not make any annual discretionary contributions for either period.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
NOTE 11 RELATED PARTY
The Company’s principal stockholders also have interest in other companies whose operations are similar to those of the Company. The Company purchases and sells materials and services to these entities. Following is a summary of transactions and balances with affiliates for the periods ending March 31, 2006 and March 31, 2005:

	March 31,	March 31,
	2006	2005
Sales to affiliates	$3,773,426	$1,380,105

Due from affiliates (included in advances - stockholders in accompanying balance sheet)	$196,749	$196,749

Due to related party	$1,228,436	$852,150

Advance payment on a contract – related party	$2,837,619	$2,453,788
For the period ending March 31, 2006 and 2005, consulting fees of $30,000 and $ -0- respectively, were paid to related parties, who is also a director of the Company.
The Company paid consulting fees to TSC Consulting Services which is owned by a related party and a member of the Board of Directors. For the period ending March 31, 2006 and 2005, the consulting fees paid were $27,253 and $18,034, respectively.
NOTE 12 CONTRACT STATUS
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
Backlog - The Company has authorized but uncompleted contracts on hand for which work is in progress at March 31, 2006 approximately as follows:

Total contract price of initial contract awards including exercised options and approved change orders (modifications)	$31,958,973
Completed to date	5,972,891

Authorized backlog	$25,986,082	*

*	Included in this amount is $23,791,745 in authorized backlog from a related party (Soltam Systems).

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES
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
(B) Financing Agreement
On July 5, 2005, the Company entered into an agreement with Knightsbridge Capital (“Knightsbridge”) whereby Knightsbridge would assist the Company in obtaining capital financing. Upon raising $500,000, Knightsbridge is entitled to common stock equal to 4.99% of the fully diluted common stock outstanding. The agreement contains an anti-dilutive clause which guarantees Knightsbridge cannot be diluted below this percentage for a period of six months from July 5, 2005. (See Note 16)
(C) Consulting Agreement
During 2005, the Company entered into a consulting agreement whereby it agreed compensate the consultant 70,000 shares of common stock upon the completion of the merger with Valentec Operating Corp. As of December 31, 2005, and March 31, 2006, the Company did not have adequate shares available and has recorded the fair value of shares due in accrued expenses (See Note 16).
(D) Employment Agreement
The Company entered into a two year employment agreement with Robert A. Zummo, CEO, effective as of January 1, 2006 with automatic one-year extensions. The Company agrees to pay Mr. Zummo a base salary of $520,000, and benefits such as an annual car allowance of approximately $10,380, reimbursement of telephone expenses, health, dental and life insurance as set forth in the employment agreement.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
(E) Capital Lease
During March 2006, the Company entered into two capital leases. The lease for manufacturing equipment of $74,799 requires 60 monthly payments of $1,538 and the lease for computer equipment of $12,103 requires 48 payments of $300. Both leases are secured by the related assets and allow the company to purchase the assets at the end of the lease for $1. The effective interest rate on both leases is approximately 8.66%.
Future minimum lease payments are as follows:

Capital Leases
Year ending December 31,
2006	$16,302
2007	22,055
2008	22,055
2009	22,055
2010	18,500
2011	$5,718

Total minimum lease payments	$106,685

Less amounts representing interest	(19,783)

Present value of net minimum capital lease payments	$86,902

Less current portion of capital lease obligations	(15,153)

Capital lease obligations less current portion	$71,749
Interest expense related to capital lease obligations was $0 and $0 for the three months ended March 31, 2006 and 2005, respectively.
NOTE 14 CONCENTRATIONS
The Company’s future operating results may be affected by a number of factors.
(A) Revenue and Receivables
The Company’s operations are dependent on governmental funding of defense and ammunition projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. During the first quarter of 2006, the Company had two customers which made up 99% of total sales in 2006 and 100% of total sales in 2005, the U.S. Army and the Israeli Department of Defense (through a related party entity located in Israel).
(B) Suppliers
The Company is dependent upon a number of major suppliers. If a major supplier were to cease doing business, the Company could be adversely affected to the extent the supplier could not be replaced. The Company is dependent on some sole source suppliers. As of March 31, 2006 and 2005, no one supplier represented more than 10% of purchases.
(C) Materials
If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In some cases, materials are supplied by sole source vendors, for which the Company does not have a replacement vendor.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(Unaudited)
(D) Foreign Operations
The Company sells to various foreign customers. The sales to the one foreign customer were 63% in 2006 and 38% in 2005. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company.
NOTE 15 GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $4,914,064 and negative cash flow from operations of $3,084,409. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is making a conscious effort to restructure finances and improve cash flow through cost reductions and improving manufacturing performance. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern.
NOTE 16 SUBSEQUENT EVENTS
On April 10, 2006, the Company changed the name of its operating subsidiary from Valentec Systems, Inc. to Valentec Operating Corp.
After receipt of shareholder approval pursuant to a written consent, the Company (1) changed its name to Valentec Systems, Inc. on April 10, 2006 and (2) the capital stock of the Company was increased to 260,000,000 shares, with 250,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. Committed new shares were distributed under various agreements as follows: each of Armament Systems and Global Systems received 3,893,045 shares of common stock under the Stock Purchase and Share Exchange Agreement, Mr. Papiri received 70,000 shares of common stock as a finders fee under the Stock Purchase and Share Exchange Agreement and Knightsbridge Securities received 685,015 shares of common stock under the SEDA financing agreement. The Company had accrued $638,754 in accounts payable as of March 31, 2006 related to these agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
FORWARD-LOOKING STATEMENTS
     Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements of the Company to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, or “project”, or the negative of these words or other variations on these words or comparable terminology.
     This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations”, as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.
OVERVIEW
     Valentec Systems, Inc. is a proven supplier of conventional ammunition, pyrotechnic and related defense products, including systems management and integration programs. Valentec operates in three (3) business segments:

♦	Systems Management/Integration segment consists of 120mm Mortar Weapon System with Electronic Fire Control and mortar ammunition consisting of 120mm, 81mm and 60mm. The Company will pursue contracts from foreign governments for vehicle integration and mortar ammunition.

♦	Energetic Manufacturing segment consists of 40mm flares and simulators. Valentec is a producer of various flares and simulators with multiple end uses, such as illumination, signaling and, training purposes to simulate a battlefield environment. The Company will pursue contracts from the U.S. Army.

♦	Metal Parts Manufacturing segment consists of 105mm Spiral Wrapped Cartridge Cases which are used by the U.S. Armed forces in battlefield. The Company is currently marketing this product with foreign governments and is also actively fulfilling a contract with the U. S. Army. The Company will pursue additional contracts with U.S. governments.
     Energetic Manufacturing accounted for 34% of the gross revenue with Systems/Management Systems Integration and Metal Parts Manufacturing accounting for 63% and 3% respectively as of March 31, 2006. The backlog at March 31, 2006 was Energetic Manufacturing $1,691,732 (7%), Systems/Management Systems Integration $23,791,745 (92%) and Metal Parts Manufacturing $502,605 (1%) for a total of $25,986,082.
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
     The name of the Company was changed from “Acorn Holding Corp.” to “Valentec Systems, Inc.” on April 10, 2006. The name of its wholly owned subsidiary was changed from “Valentec Systems, Inc.” to “Valentec Operating Corp.” on the same date. The Company is a Delaware corporation.

RESULTS OF OPERATION
     Revenues for the three months ended March 31, 2006 were $5,972,891 compared to $3,781,830 for the three months ended March 31, 2005, an increase of 57.9%. Total gross margin for the three months ended March 31, 2006 was $1,951,420 (or 32.6% of total revenue) compared to $ $1,086,863 (or 28.7% of total revenue) for the three months ended March 31, 2005, an increase of 3.9%. The increase in revenues is due to the commencement of sales of previously executed contracts.
     Cost of goods sold during the three months ended March 31, 2006 was $4,021,471 compared to $2,694,967 for the three months ended March 31, 2005, an increase 49.2%. Total indirect cost (overhead and general and administrative) for the three months ended March 31, 2006 was $1,682,424 compared to $1,045,483 for the three months ended March 31, 2005, an increase of 61.2%. The increase of cost of goods and indirect cost is due to increased production of previously executed contracts.
     Other expense (interest expense less interest income and miscellaneous income) was $388,905 for the three months ended March 31, 2006 compared to $5,567 for the three months ended March 31, 2005, an increase of 6,985.9%. The increase is due to an increase in the Company’s interest expense as a result of an increase in lines of lines of credit used to finance current production.
     The Company had a net loss for the three months ended March 31, 2006 was ($119,909) compared to a net income of $35,580 for the three months ended March 31, 2005. This was due primarily to the increase in interest expense and financing expense to support the foreign military programs. General and administrative expenses also increased due to an increase in costs associated with public filings and exchange requirements.
     At March 31, 2006, the Company had total assets of $25,612,236. This is an increase from total assets of $22,676,291 at December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     For the three months ended March 31, 2006, the Company had a negative cash flow from operations of $3,084,409 as compared to a positive cash flow from operations of $2,923,202 for the three months ended March 31, 2005. At March 31, 2006, the Company had outstanding borrowings (non-related party) of $12,082,764.
     The Company’s sources and uses of funds were as follows: (1) it used net cash of $3,084,409 in its operating activities in the three months ended March 31, 2006; (2) it received cash of $6,374 in investing activities in the three months ended March 31, 2006; and (3) it received $3,019,143 from financing activities in the three months ended March 31, 2006, consisting primarily of proceeds from the line of credit. As of March 31, 2006, the Company had net working capital deficiency of $4,914,064.
     The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities. In this regard, on April 28, 2005, the Company has entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P., (“Cornell”) whereby it can “put” to Cornell, for cash, up to $15 million in our common stock over a two-year period of time. This equity financing should increase the Company’s chances of succeeding in its growth plans. The Company anticipates using the $15 million SEDA to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. In order to make use of the SEDA, the Company must first register additional shares for public sale. There can be no assurance that it will be able to successfully register additional shares for public sale. Moreover, in the event the Company is able to register additional shares, there can be no guarantee that it will be able to successfully “put” shares under this Standby Equity Distribution Agreement, or at what level it will be able to “put” shares, since there are numerous conditions precedent for each “put” of shares to Cornell. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price. Over the next 24 months, the Company expects to use the Cornell proceeds to support operations and to expand its business.
     The Company has entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. A credit line of $7,500,000 has been established to provide additional working capital for the rapid growth the Company has experienced. The Company plans to use the additional funding for facilitization, additional equipment needed to support the increased backlog. At March 31, 2006, $5,898,218 was outstanding under this line of credit.

     In addition, the Company has other lines of credit of $6,500,000 in the aggregate. At March 31, 2006, $6,184,546 was outstanding under these lines of credit.
     The Company’s negative cash flow from operations and working capital deficiencies raise substantial doubt about our ability to continue as a going concern. Management has restructured the Company’s finances and improved cash flow through cost reductions and improved manufacturing performance to address this situation. The Company currently does not have enough cash to continue operations for twelve months.
RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has determined that the implementation of this standard will not have an effect on the financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
ITEM 3. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Accounting Officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the “Commission”) and accumulated and communicated to the Company’s management, including its Principal Executive Officer/Principal Accounting Officer, to allow timely decisions regarding required disclosure.
     (b) Changes In Internal Controls Over Financial Reporting
     In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company‘s Principal Executive Officer/Principal Accounting Officer (one person) has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     On December 28, 2004, former employees of the Company, who were members of the International Guard Union of America I.G.U.A. Local 81, filed a union membership grievance. The grievance alleges violation of the collective bargaining agreement in that Valentec did not provide severance pay upon the termination of the guards. In total, the grievance asks for approximately $30,000 in termination pay to be distributed among the affected guards. The dispute has been turned over to the American Arbitration Association. We believe that the claim is without merit and any ruling by the American Arbitration Association would have minimum impact on earnings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On February 15, 2006, the Company obtained the written consent, in lieu of a meeting of stockholders, from the holders of a majority of the outstanding voting power of the Company’s common stock approving amendments to the Company’s Certificate of Incorporation to (i) change the name of the Company from “Acorn Holding Corp.” to “Valentec Systems, Inc.” and (ii) increase the number of shares of the Company’s authorized capital stock to 260,000,000 shares, of which 250,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock, par value $0.01.
     The Company filed a definitive information sheet on Schedule 14C (the “Definitive Information Statement”) on March 6, 2006. The Definitive Information Statement was deemed ratified and effective as of March 26, 2006, a date which was at least 20 days after the date the Definitive Information Statement was furnished to the Company’s stockholders. On April 10, 2006, the Company filed an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State to effectuate such amendments.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) The following exhibits are filed as part of this filing:

Exhibit No	Description	Location

31.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
     (b) Reports of Form 8-K:
     On February 13, 2006, the Company filed an amended Current Report on Form 8-K (amending the Form 8-K filed originally on August 3, 2005) reporting pro forma financials in connection with the acquisition of 100% of the outstanding stock of Valentec Systems, Inc., a Delaware corporation, in exchange for the issuance of 5,423,130 shares of the Company’s common stock.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

VALENTEC SYSTEMS, INC.
May 16, 2006	By:	/s/ Robert A. Zummo
Robert A. Zummo
Chief Executive Officer and Principal Accounting Officer