Form 10QSB
period 2006-06-30
Valentec Systems, Inc
filed 2006-08-14
CIK 737243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number 0-11454
VALENTEC SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	59-2332857

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2629 York Avenue
Minden, LA 71055	71055

(Address of principal executive offices)	(Zip code)
(318) 382-4574
(Issuer’s Telephone Number, Including Area Code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
There were 15,538,165 par value $0.01 per share, shares of common stock outstanding as of August 14, 2006.
Transitional Small Business Disclosure Format:  Yes  ☐     No  ☑

VALENTEC SYSTEMS, INC.
FORM 10-QSB
INDEX

Page Number
Part I Financial Information

Item 1. Financial Statements	1

Item 2: Management’s Discussion And Analysis Or Plan Of Operation	14

Part II Other Information

Item 1: Legal Proceedings	19

Item 2: Unregistered Sales Of Equity Securities And Use Of Proceeds	19

Item 3: Defaults Upon Senior Securities	19

Item 4: Submission Of Matters To A Vote Of The Security Holders	19

Item 5: Other Information	19

Item 6: Exhibits And Reports On Form 8-K	20

Signatures	21

Exhibit 10.1	10.1

Exhibit 10.2	10.2

Exhibit 31.1	31.1-1

Exhibit 32.1	32.1-1
Addendum No. 2 to Master Factoring Agreement
Rockland Credit Finance Proposed Credit Facility
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The accompanying unaudited financial statements of Valentec Systems, Inc. (together with Valentec Operating Corp., the “Company” or “Valentec”) have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements of the Company be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results of the Company for the six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006 or for any other period.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONTENTS

PAGE	1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006

PAGE	2	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

PAGE	3	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

PAGE	4	UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	205,771
Accounts receivable and in-process billings, net	15,637,964
Inventories, net	1,599,859
Prepaid and other expenses	173,695

Total Current Assets	17,617,289

PROPERTY AND EQUIPMENT, NET	1,485,138

OTHER ASSETS
Advances – stockholder	196,749
Deferred income tax	92,513
Contract development cost, net	6,037,661
Deposits	3,000

Total Other Assets	6,329,923

TOTAL ASSETS	25,432,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	6,263,751
Accrued salaries and payroll withholding	266,392
Lines of credit	13,089,555
Deferred revenue	2,329,872
Due to related party	1,319,711
Capital lease	10,074
Deferred income taxes payable	475,241

Total Current Liabilities	23,754,596

LONG TERM LIABILITIES
Notes Payable – stockholders	433,274
Capital lease – long term	71,749

Total Long Term Liabilities	505,023

TOTAL LIABILITIES	24,259,619

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 15,538,165 shares issued and outstanding	155,382
Additional paid in capital	3,152,662
Retained earnings	(1,487,601)
Less deferred offering cost	(647,712)

Total Stockholders’ Equity	1,172,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	25,432,350

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Contract revenues	$4,769,921	$4,382,326	$10,742,812	$8,263,374

COST OF GOODS SOLD	4,222,136	2,477,798	8,243,607	5,172,765

GROSS PROFIT	547,785	1,904,528	2,499,205	3,090,609

OPERATING EXPENSES
Fringe benefit expenses	155,156	202,966	304,397	277,206
Overhead expenses	1,169,308	584,020	1,947,613	1,124,748
General and administrative	769,628	652,333	1,524,505	1,082,848

Total Operating Expenses	2,094,092	1,439,319	3,776,515	2,484,802

INCOME/(LOSS) FROM OPERATIONS	(1,546,307)	465,209	(1,277,310)	605,807

OTHER INCOME (EXPENSE)
Interest income	412	14,523	1,087	21,725
Miscellaneous	4,003	54,050	6,384	(15,544)
Interest expense	(434,723)	(76,750)	(826,684)	(108,008)

Total Other Income (Expense)	(430,308)	(8,177)	(819,213)	(101,827)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,976,615)	457,032	(2,096,523)	503,980

Provision for Income Taxes	—	(11,367)	—	—

NET INCOME (LOSS)	(1,976,615)	445,665	$(2,096,523)	$503,980

Net income (loss) per share — basic and diluted	(.17)	.07	$(.23)	.07

Weighted Average Shares (Basic and Diluted)	11,400,622	6,997,072	9,211,005	6,997,072

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(2,096,523)	$503,980
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	455,393	461,397
In-kind contribution, interest	15,685	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and in-process billings	(3,031,036)	(4,853,701)
Contract Development	—	2,011,584
Inventory	174,654	—
Prepaid expense	(20,396)	(647)
Increase (decrease) in:
Accounts payable	1,441,335	1,316,984
Due to related party	327,473	—
Accrued expenses	(26,758)
Deferred income taxes	—	(5,079)
Deferred revenue	(1,012,909)	—

Net Cash Provided By (Used In) Operating Activities	(3,773,082)	(565,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(123,881)	(26,069)
Distribution to Parent	—	(125,000)

Net Cash Used In Investing Activities	(123,881)	(151,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	—	1,327,468
Note payable	—	100,000
Proceeds from line of credit	4,025,934	1,244,000
Shareholder loan	—	(658,239)
Payments to capital lease	(5,078)	—

Net Cash Provided By Financing Activities	4,020,856	2,013,229

NET INCREASE (DECREASE) IN CASH	123,893	1,296,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,878	262,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,771	$1,558,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$826,041	$79,034

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING:

During March 2006 the Company acquired fixed assets under capital leases totaling $86,901

During June 2006 the Company converted $188,753 of accounts payable to 755,015 shares of Common Stock
See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
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

Valentec Systems, Inc. and its wholly owned subsidiary Valentec Operating Corp are hereafter collectively referred to as (the “Company”).

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

As of June 30, 2006, the Company had $102,901 in excess of federally insured limits.

(D) Principles of Consolidation

The consolidated financial statements include the accounts of Valentec Systems, Inc., and its subsidiary, Valentec Operating Corp. All significant inter company accounts and transactions have been eliminated.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
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
(I) Earnings (Loss) Per Share
Basic and diluted net earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006, the Company has 1,000,000 warrants outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive. As of June 30, 2005, the Company did not have any outstanding dilutive securities.
(J) Segment Information
The company operates in three segments, systems management and integration, energetic manufacturing and metal parts.
Six months ended June 30, 2006

	Systems	Energetic	Metal Parts	Total
Revenues	$8,174,230	$2,318,670	$249,912	$10,742,812
Gross Profit	2,860,352	(498,943)	137,796	2,499,205
Order Backlog	19,390,941	2,121,233	822,321	22,334,495

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
(Unaudited)
Six months ended June 30, 2005

			Metal	Facility
	Systems	Energetic	Parts	Management	Total
Revenues	$3,464,144	$4,302,191	$85,578	$411,461	$8,263,374
Gross Profit	906,055	2,053,024	85,567	45,963	3,090,609
Order Backlog	32,894,437	4,016,761	1,883,922	—	38,795,120
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
(O) Recent Accounting Pronouncements
SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
(Unaudited)

NOTE 2	ACCOUNTS RECEIVABLE AND IN-PROCESS BILLINGS

Accounts receivable consist of billed and unbilled accounts under contracts in progress with governmental units, principally with the Department of Defense and the Government of Israel. The components of accounts receivable at June 30, 2006 were:

Billed	$2,806,677
Unbilled	12,840,691

15,647,368
Less: Allowance for doubtful accounts	(9,404)

Total	$15,637,964

Unbilled accounts receivable relates to work that has been performed for which billings have not been presented to customers. It is anticipated that the unbilled amounts will be collected within the current fiscal year.

Accounts receivable from the U.S. Government at June 30, 2006 was $1,773,589 which is included in billed receivables, and unbilled receivables of $3,118,492.

Billed accounts receivable also includes $811,534 from a foreign government, the Department of Defense, Israel. Also, in billed accounts receivable is $72,000 from the Royal Saudi Navy, Saudi Arabia. Unbilled accounts receivable for foreign governments, both Israel and Saudi Arabia is $9,678,565 at June 30, 2006.

The Company received advance payments from the Israeli Department of Defense and applied it to unbilled receivables as a percentage of unbilled accounts receivable to liquidate the advance payments upon completion of the contracts under the previsions of each contract.

The Company recorded a provision for doubtful accounts of $-0- and $-0- for the six months ended June 30, 2006 and 2005.

NOTE 3	INVENTORY

Inventory is stated at the lower of cost or market value using the average cost method. Inventories at June 30, 2006 consist of:

Raw materials	$697,445
Finished goods	902,414

$1,599,859

The Company reviews its inventory for impairment, and as of June 30, 2006 and 2005 there were none.

NOTE 4	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2006:

Furniture and fixtures	$97,010
Machinery and equipment	2,572,544
Leasehold improvements	451,132

3,120,686
Less accumulated depreciation	(1,635,548)

$1,485,138

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
(Unaudited)

Depreciation expense was $215,936 and $179,110 for the six month periods ended June 30, 2006 and 2005, respectively.

NOTE 5	DEVELOPMENT COSTS

The Company incurred development cost associated with the development of three new product lines of $6,261,979 in 2004 and an additional $512,961 in 2005 for a total of $6,774,940. These costs are being allocated to associated contracts beginning in 2005. The cost relates to the following product lines:

Keshet – Systems Integration	$3,026,140
Ammunition Mortar Rounds (60,81,120 mm)	854,108
40mm	2,894,692

6,774,940
Less development cost amortization	(737,279)

$6,037,661

Total amortization expense for the six months ending June 30, 2006 and 2005, is $239,457 and $282,287, respectively.

NOTE 6	NOTE PAYABLE – LINE OF CREDIT

The line of credit from Bank One in the amount of $2,000,000 accrues interest at a rate of Prime less 0.75% (at June 30, 2006 – 7.25% per annum). The line of credit is secured by a letter of credit from a related company and personal property of a stockholder. At June 30, 2006, $1,999,546 was outstanding under this line.

The line of credit from Bank Hapoalim in the amount of $4,000,000 accrues interest at a rate of Libor plus 1.75% (at June 30, 2006 — 6.69% per annum). The line of credit is secured by a letter of credit from a stockholder. At June 30, 2006 $3,930,000 was outstanding under this line. This line of credit was increased from $3,000,000 at December 31, 2005 to $4,000,000 at March 31, 2006.

The line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 6.94% per annum. The line of credit is secured by a letter of credit from a stockholder. At June 30, 2006, $500,000 was outstanding under this line.

The line of credit from Rockland Credit Finance has a facility limit of $7,500,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at June 30, 2006 – 10.25%). The line of credit is secured under a Master Factoring Agreement which includes a lien on all the assets of the Company. The total amounts available under the line vary based on the total billed and unbilled accounts receivable. The total available as of June 30, 2006 was $7,500,000 based on 60% of in-process receivables and 85% of accounts receivable. At June 30, 2006, $6,660,009 was outstanding under this line. The line of credit agreement requires the Company to submit monthly and annual financial reports and stay in compliance with various state and federal laws.

NOTE 7	NOTE PAYABLE – STOCKHOLDERS

The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 7.93% as of June 30, 2006. The stockholders waived their rights to interest under the notes and the Company recorded an in-kind contribution in the

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
(Unaudited)

amount of $15,685 at June 30, 2006. The notes are due on December 31, 2007 and have an outstanding balance of $433,274 as of June 30, 2006.

NOTE 8	EQUITY

On June 6, 2005, Valentec Operating became a wholly-owned subsidiary of Valentec Systems. The stockholders of Valentec Operating exchanged 100% of their stock for 5,423,130 shares of common stock in Valentec Systems. The stockholders of Valentec Operating own approximately 85% of Valentec Systems after 7,786,090 additional shares of common stock were issued on April 14, 2006, upon completion of the amendment to the articles of incorporation increasing the number of shares authorized.

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

On August 19, 2005,the Company issued 600,000 warrants to members of the Board of Directors for services to Purchase Common Stock at an exercise price of $0.25 per share. The warrants were valued based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free interest rate of 4.05%. The Warrants became exercisable immediately and expire on August 19, 2008.

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

The Company has adopted a qualified 401(k) Profit Sharing Plan for all present and future eligible employees. The Company matches employee contributions, $0.50 cents for every dollar, up to 3% of salaries and may contribute a discretionary amount annually as determined by the Board of Directors. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service regulations, which is presently 15% of their gross annual earnings limited to $7,000, as indexed for inflation. Employees

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
(Unaudited)
vest 100% in all salary reduction contributions. The Company’s matching and discretionary contributions vest 100% after two years of service. The Company contributed $23,849 and $19,823 as of June 30, 2006 and 2005, respectively, as a match to employees and did not make any annual discretionary contributions for either period.
NOTE 11 RELATED PARTY
The Company’s principal stockholders also have interest in other companies whose operations are similar to those of the Company. The Company purchases and sells materials and services to these entities. Following is a summary of transactions and balances with affiliates for the periods ending June 30, 2006 and June 30, 2005:

	June 30, 2006	June 30, 2005
Sales to affiliates	$8,174,230	$1,380,105

Due from affiliates (included in advances - stockholders in accompanying balance sheet)	$196,749	$196,749

Due to related party	$1,319,711	$852,150

Advance payment on a contract – related party	$2,329,872	$2,453,788
For the period ending June 30, 2006 and 2005, consulting fees of $60,000 and $ -0- respectively, were paid to a related party, who is also a principal stockholder and director of the Company.
The Company paid consulting fees to TSC Consulting Services which is owned by a related party and a member of the Board of Directors. For the period ending June 30, 2006 and 2005, the consulting fees paid were $60,963 and $44,316, respectively.
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
Backlog - The Company has authorized contracts on hand for which work is in progress at June 30, 2006 approximately as follows:

Total contract price of initial contract awards including exercised options and approved change orders (modifications)	$33,144,964
Completed to date	10,742,812

Authorized backlog	$22,334,495	*

*	Included in this amount is $19,390,941 in authorized backlog from a related party (Soltam Systems).

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
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
(B) Employment Agreement
The Company entered into a two year employment agreement with Robert A. Zummo, CEO, effective as of January 1, 2006 with automatic one-year extensions. The Company agrees to pay Mr. Zummo a base salary of $520,000, and benefits such as an annual car allowance of approximately $10,380, reimbursement of telephone expenses, health, dental and life insurance as set forth in the employment agreement.
(C) Capital Lease
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
Future minimum lease payments are as follows:

Year ending December 31,	Capital Leases
2006	$11,223
2007	22,055
2008	22,055
2009	22,055
2010	18,500
2011	$5,718

Total minimum lease payments	$101,606

Less amounts representing interest	(19,783)

Present value of net minimum capital lease payments	$81,823

Less current portion of capital lease obligations	(10,074)

Capital lease obligations less current portion	$71,749

Interest expense related to capital lease obligations was $5,079 and $0 for the six months ended June 30, 2006 and 2005, respectively.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
(Unaudited)
NOTE 14 CONCENTRATIONS
The Company’s future operating results may be affected by a number of factors.
(A) Revenue and Receivables
The Company’s operations are dependent on governmental funding of defense and ammunition projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. During the first and second quarter of 2006, the Company had two customers which made up 98% of total sales in 2006 and 100% of total sales in 2005, the U.S. Army and the Israeli Department of Defense (through a related party entity located in Israel).
(B) Suppliers
The Company is dependent upon a number of major suppliers. If a major supplier were to cease doing business, the Company could be adversely affected to the extent the supplier could not be replaced. The Company is dependent on some sole source suppliers. As of June 30, 2006 and 2005, no one supplier represented more than 10% of purchases.
(C) Materials
If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In some cases, materials are supplied by sole source vendors, for which the Company does not have a replacement vendor.
(D) Foreign Operations
The Company sells to various foreign customers. The sales to one foreign customer were 76% in 2006 and 42% in 2005. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company.
NOTE 15 GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $6,137,307, net loss of $2,096,523 and negative cash flow from operations of $3,773,082. The Company currently does not have enough cash to continue operations for twelve months. However, management has made significant cost reductions to improve cash flow and working capital. The Company has increased the line of credit with Rockland Credit Finance from $7.5 million to $10 million and increased the base of borrowing from 80% to 90% on billed accounts receivable and 60% to 70% on unbilled accounts receivable. Lender will consider increases in the Total Facility up to $15 million. The Company plans to reduce overall outstanding lines of credit by 74% within the next twelve months with cash from operations on previously executed contracts. The Company is also considering a number of alternative financing arrangements that could provide a capital

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006
(Unaudited)
structure that would enable the Company to more efficiently manage its internal growth plans as well as providing funds for strategic acquisitions. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern and remain a viable growing Company.
NOTE 16 SUBSEQUENT EVENTS
On July 1, 2006, the Company has increased the line of credit with Rockland Credit Finance from $7.5 million to $10 million and increased the base of borrowing from 80% to 90% on billed accounts receivable and 60% to 70% on unbilled accounts receivable. Lender will consider increasing Total Facility up to $15 million based on collateral formula to support the Companies growth. The Company will provide the available funding needed to support future anticipated growth.

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
     This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business”, as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.
OVERVIEW
     Valentec Systems, Inc. is a proven supplier of conventional ammunition, pyrotechnic and related defense products, including systems management and integration programs. Valentec operates in three (3) segments:
♦	Systems Management/Integration segment consists of 120mm Mortar Weapon System with Electronic Fire Control and mortar ammunition consisting of 120mm, 81mm and 60mm. The Company will pursue contracts from foreign governments for vehicle integration and mortar ammunition.

♦	Energetic Manufacturing segment consists of 40mm flares and simulators. Valentec is a producer of various flares and simulators with multiple end uses, such as illumination, signaling and, training purposes to simulate a battlefield environment. The Company will pursue contracts from the U. S. Army.

♦	Metal Parts Manufacturing segment consists of 105mm Spiral Wrapped Cartridge Cases which are used by the U.S. Armed forces in battlefield. The Company is currently marketing this product with foreign governments and is also actively fulfilling a contract with the U. S. Army. The Company will pursue additional contracts with U. S. governments.
     Energetic Manufacturing accounted for 22% of the gross revenue with Systems Management/Systems Integration and Metal Parts Manufacturing accounting for 76% and 2% respectively as of June 30, 2006. The backlog at June 30, 2006 was Energetic Manufacturing $2,121,233 (9%), Systems/Management Systems Integration $19,390,941 (87%) and Metal Parts Manufacturing $822,321 (7%) for a total of $22,334,495.
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
     The Company continues to evaluate potential acquisitions that could bring value added to Valentec in terms of increased revenue, profits, cost savings, management talent and diversification.
     The name of the Company was changed from “Acorn Holding Corp. to “Valentec Systems, inc.” on April 10, 2006. The name of its owned subsidiary was changed from “Valentec Systems, Inc.” to “Valentec Operating Corp.” on the same date. The Company is a Delaware corporation.

RESULTS OF OPERATION
     Revenues for the three months ended June 30, 2006 were $4,769,921 compared to $4,382,326 for the three months ended June 30, 2005, an increase of 8.8%. Total gross profit for the three months ended June 30, 2006 was $547,785 (or 11.4% of total revenue) compared to $1,904,528 (or 43.5% of total revenue) for the three months ended June 30, 2005, a decrease of 32.1%. The increase in revenues is due to the commencement of sales of previously executed contracts. The decrease in gross profit is due to completion of contracts with lower margins and further development costs under these contracts, which incurred losses due to the Company incurring development cost to become a key supplier of certain United States Department of Defense ammunition. The Company has a backlog of $22,334,495 which does not include the options on the current contracts that have a reasonable chance of being exercised. This backlog excludes the Company’s projection for future Foreign Military Sales (FMS).
     Cost of goods sold during the three months ended June 30, 2006 was $4,222,136 compared to $2,477,798 for the three months ended June 30, 2005, an increase of 70.4%. Total indirect cost (overhead and general and administrative) for the three months ended June 30, 2006 was $2,094,092 compared to $1,439,319 for the three months ended June 30, 2005, an increase of 45.5%. The increase in cost of goods and indirect cost is due to increased production of previously executed contracts. General and administrative expenses also increased due to an increase in costs associated with public filings and exchange requirements. The Company has implemented cost reductions in overhead and general and administrative, which will significantly reduce these expenses for the remainder of 2006 and into 2007.
     Other expense (interest expense less interest income and miscellaneous income) was $430,308 for the three months ended June 30, 2006 compared to $8,177 for the three months ended June 30, 2005, an increase of 5,162%. The increase is due to an increase in the Company’s interest expense as a result of an increase in lines of credit used to finance current production.
     The Company had a net loss for the three months ended June 30, 2006 of $1,976,615 compared to a net income of $445,665 for the three months ended June 30, 2005. The loss was due primarily to approximately $2.2 million of one-time development cost. Although these one-time development cost have a negative effect on the three months ended June 30, 2006, the Company believes the process refinements and developments that caused these one-time costs are the primary reason that the Company was selected as a supplier for a major multi-year program to the United States Army. The Company also had an increase in interest expense and financing expense to support the foreign military programs. General and administrative expenses also increased due to an increase in costs associated with public filings and exchange requirements. On June 23, 2006, the Company activated cost saving elements to reduce overhead and general and administrative expenses to offset the losses incurred on these contracts over the next six months.
     Revenues for the six months ended June 30, 2006 were $10,742,812 compared to $8,263,374 for the six months ended June 30, 2005, an increase of 30%. Total gross profit for the six months ended June 30, 2006 was 2,499,205 (or 23.2% of total revenue) compared to $3,090,609 (or 37.4% of total revenue) for the six months ended June 30, 2005, a decrease of 14.2%. The increase in revenues is due to the commencement of sales of previously executed contracts. The decrease in gross profit is due to completion of contracts with lower margins and further development costs under these contracts, which incurred losses due to the Company incurring development cost to become a key supplier of certain United States Department of Defense ammunitions. The Company has a strong backlog of $22,334,495 which does not include the options on the current contracts that have a reasonable chance of being exercised. This backlog excludes the Company’s projection for future Foreign Military Sales (FMS).
     Cost of goods sold during the six months ended June 30, 2006 was $8,243,607 compared to $5,172,765 for the six months ended June 30, 2005, an increase 59.4%. Total indirect cost (overhead and general and administrative) for the six months ended June 30, 2006 was $3,776,515 compared to $2,484,802 for the six months ended June 30, 2005, an increase of 52%. The increase of cost of goods and indirect cost is due to increased production of previously executed contracts. General and administrative expenses also increased due to an increase in costs associated with public filings and exchange requirements. The Company has implemented cost reductions in overhead and general and administrative, which will significantly reduce these expenses for the remainder of 2006 and into 2007.
     Other expense (interest expense less interest income and miscellaneous income) was $819,213 for the six months ended June 30, 2006 compared to $101,827 for the six months ended June 30, 2005, an increase of 705%. The increase is due to an increase in the Company’s interest expense as a result of an increase in lines of credit used to finance current production.
     The Company had a net loss for the six months ended June 30, 2006 of $2,096,524 compared to a net income of $503,980 for the six months ended June 30, 2005. The loss was due primarily to approximately $2.2 million of one-time development cost. Although these one-time development cost have a negative effect on the six months ended June 30, 2006, the Company believes the process refinements and developments that caused these one-time costs are the primary reason that the Company was selected as a supplier for a major multi-year program to the United States Army. The Company also had an increase in interest expense and financing expense to support the foreign military programs. General and administrative expenses also increased due to an increase in costs associated with public filings and exchange requirements. On June 23, 2006, the Company activated cost saving elements to reduce overhead and general and administrative expenses to offset the losses incurred on these contracts over the next six months.
     At June 30, 2006 the Company had total assets of $25,432,350. This is an increase from total assets of $22,676,291 at December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     For the six months ended June 30, 2006, the Company had a negative cash flow from operations of $3,773,082 as compared to a negative cash flow from operations of $565,482 for the six months ended June 30, 2005. At June 30, 2006, the Company had outstanding borrowings (non-related party) of $13,089,555.
     The Company’s sources and uses of funds were as follows: (1) it used net cash of $3,773,082 in its operating activities in the six months ended June 30, 2006; (2) it used cash of $123,881 in investing activities in the six months ended June 30, 2006; and (3) it received $4,020,856 from financing activities in the six months ended June 30, 2006, consisting primarily of proceeds from the line of credit. As of June 30, 2006, the Company had net working capital deficiency of $6,137,307.
          The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities that would enable the Company to more efficiently manage its rapid growth. In this regard, on April 28, 2005, the Company has entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P., (“Cornell”) whereby it can “put” to Cornell, for cash, up to $15 million in our common stock over a two-year period of time. This equity financing is viewed as increasing the Company’s chances of succeeding in its growth plans. The Company anticipates using the $15 million SEDA to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. There can be no guarantee that it will be able to successfully “put” shares under this Standby Equity Distribution Agreement, or at what level it will be able to “put” shares, since there are numerous conditions precedent for each “put” of shares to Cornell. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price. Over the next 24 months, the Company expects to use the Cornell proceeds to support operations and to expand its business.
     The Company has entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. A credit line of $7,500,000 was increased on July 1, 2006 to $10,000,000 to provide additional working capital for the Company’s operations. The Company plans to use the additional funding for facilitization, additional equipment needed to support the increased backlog. At June 30, 2006, $6,660,009 was outstanding under this line of credit. The Agreement with Rockland Credit Finance has the option to increase to $15,000,000 if the Company has the collateral of accounts receivable and unbilled accounts receivable to support the increase. The use of funds would assist in long term contracts in the interim until the Company collects through the milestone payment schedules for the long term contracts.
     In addition, the Company has other lines of credit of $6,500,000 in the aggregate. At June 30, 2006, $6,429,546 was outstanding under these lines of credit.
     The Company’s negative cash flow from operations and working capital deficiencies raise substantial doubt about our ability to continue as a going concern. Management has restructured the Company’s finances and improved cash flow through significant cost reductions and improved manufacturing performance to address this situation. The significant cost reductions in overhead and general and administrative expenses will significantly improve the cash flow by the year end December 31, 2006. Management believes the cost reductions that have been implemented will significantly improve cash flow and will give the Company the cash needed to continue operations. The Company plans to reduce lines of credit by 74% within the next twelve months with available operating cash generated from current backlog.
RECENT ACCOUNTING PRONOUNCEMENTS
     SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
     As part of our ongoing business, the Company does not participate in transactions that generate relationships which would have been established for the purpose of facilitating off-balance sheet arrangements. As of June 30, 2006, the Company does not have any off-balance sheet arrangements.
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

ITEM 3. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures:
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
     (b) Changes In Internal Controls Over Financial Reporting
     In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company‘s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB
     (a) The following exhibits are filed as part of this filing:

Exhibit No	Description	Location

10.1	Adendum No. 2 to Master Factoring Agreement with Rockland Credit Finance.	Provided herewith

10.2	Rockland Credit Finance Proposed Credit Facility for Valentec Systems, Inc.	Provided herewith

31.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
(b)	Reports of Form 8-K:

On April 10, 2006, the Company filed a Form 8-K reporting the Written Consent obtained by the Company on February 15, 2006, from the holders of a majority of the outstanding voting power of its common stock. The Company further reported the Definitive Information Statement and that on April 10, 2006, Valentec Systems, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name from ‘Valentec Systems, Inc.’ to ‘Valentec Operating Corp.’

On June, 2006, a Form 8-K was filed to report that the common stock of the Company began trading on the Nasdaq-operated Over-the-Counter Bulletin Board (“OTCBB”), when the market opened on Friday, June 30, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

VALENTEC SYSTEMS, INC.
August 14, 2006	By:	/s/ Robert A. Zummo
Robert A. Zummo
Chief Executive Officer and Principal Accounting Officer