Form 10QSB/A
period 2006-03-31
Valentec Systems, Inc
filed 2006-08-24
CIK 737243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

This Quarterly Report on Form 10-Q/A amends our previously filed Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006. All references in this amendment to this “Quarterly Report on Form 10-QSB” or the “Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006” shall refer to this amendment. Readers should note that the only change made in this amendment was to correct a clerical error that appeared on Page 17 of the original filing. A correction was made to Results of Operation, as the amount reflected in gross margin have been amended from the previously reported amount of $1,951,420, to $2,163,529.
All other information contained in the original filing remains unchanged.

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

RESULTS OF OPERATION
     Revenues for the three months ended March 31, 2006 were $5,972,891 compared to $3,781,830 for the three months ended March 31, 2005, an increase of 57.9%. Total gross margin for the three months ended March 31, 2006 was $2,163,529 (or 36% of total revenue) compared to $1,431,387 (or 38% of total revenue) for the three months ended March 31, 2005, an increase of 2%. The increase in revenues is due to the commencement of sales of previously executed contracts.
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