Form 10QSB
period 2006-09-30
Valentec Systems, Inc
filed 2006-11-20
CIK 737243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number 0-11454
VALENTEC SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	59-2332857

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

2629 York Avenue
Minden, LA 71055	71055

(Address of principal executive offices)	(Zip code)
(318) 382-4574
(Issuer’s Telephone Number, Including Area Code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,538,165 par value $0.01 per share, shares of common stock outstanding as of November 17, 2006.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

VALENTEC SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The accompanying unaudited financial statements of Valentec Systems, Inc. (together with Valentec Operating Corp., the “Company” or “Valentec”) have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements of the Company be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results of the Company for the nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006 or for any other period.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(Unaudited)
VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONTENTS

PAGE	1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006

PAGE	2	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

PAGE	3	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

PAGE	4	UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS
Accounts receivable and in-process billings, net	14,692,540
Other Accounts Receivable – Related Parties	95,550
Inventories, net	902,414
Insurance Receivable	1,400,000
Prepaid and other expenses	110,765

Total Current Assets	17,201,269

PROPERTY AND EQUIPMENT, NET	862,713

OTHER ASSETS
Advances – stockholder	196,749
Deferred income tax	92,513
Contract development cost, net	5,980,074
Deposits	3,000

Total Other Assets	6,272,336

TOTAL ASSETS	24,336,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Cash Overdraft	5,703
Accounts payable and accrued expenses	6,240,926
Accrued salaries and payroll withholding	106,953
Lines of credit	14,096,743
Deferred revenue	2,206,945
Due to related party	1,407,996
Capital lease	5,159
Customer Deposits	25,845
Deferred income taxes payable	475,241

Total Current Liabilities	24,571,511

LONG TERM LIABILITIES
Notes Payable – stockholders	433,274
Capital lease – long term	71,749

Total Long Term Liabilities	505,023

TOTAL LIABILITIES	25,076,534

COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 15,538,165 shares issued and outstanding	155,382
Additional paid in capital	3,161,672
Retained earnings	(3,409,558)
Less deferred offering cost	(647,712)

Total Stockholders’ Deficit	(740,216)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	24,336,318

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Contract revenues	$2,239,661	$4,122,228	$12,982,475	$12,385,602
COST OF GOODS SOLD	1,723,642	2,208,656	9,967,248	7,381,421

GROSS PROFIT	516,019	1,913,572	3,015,227	5,004,181
OPERATING EXPENSES
Fringe benefit expenses	98,899	548,287	403,294	825,493
Overhead expenses	689,722	298,835	2,637,338	1,423,583
General and administrative	663,351	786,843	2,187,865	1,869,691

Total Operating Expenses	1,451,972	1,633,965	5,228,497	4,118,767

INCOME/(LOSS) FROM OPERATIONS	(935,953)	279,607	(2,213,270)	885,414
OTHER INCOME (EXPENSE)
Interest income	1,161	5,844	1,208	27,569
Miscellaneous	373	(4,796)	7,798	(20,340)
Interest expense	(566,734)	(93,916)	(1,393,418)	(201,924)
Casualty Loss — Fire	(415,310)	—	(415,310)	—

Total Other Income (Expense)	(980,510)	(92,868)	(1,799,722)	(194,695)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,916,463)	186,739	(4,012,992)	690,719

Provision for Income Taxes	5,488	—	5,488	—

NET INCOME (LOSS)	(1,921,951)	186,739	$(4,018,480)	$690,719

Net income (loss) per share — basic and diluted	(.12)	.03	$(.35)	.09

Weighted Average Shares (Basic and Diluted)	15,538,165	6,997,072	11,343,235	6,997,072

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(4,018,480)	$690,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	619,920	701,664
In-kind contribution, interest	24,695	—
Loss on Fire	(127,064)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and in-process billings	(2,181,162)	(6,129,440)
Other Accounts Receivable	—
Contract Development	—	1,327,468
Inventory	174,654	(553,688)
Income Tax Receivable	—	(1,207,905)
Prepaid expense	42,534	(55,447)
Other Assets	—	(5,079)
Increase (decrease) in:
Accounts payable	1,418,510	958,576
Due to related party	415,758	(158,239)
Accrued expenses	(186,197)	77,632
Customer Deposits	—	2,331,129
Deferred revenue	(1,109,991)	—

Net Cash Provided By (Used In) Operating Activities	(4,926,823)	(2,022,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(183,887)	(342,840)
Distribution to Parent	—	(354,089)

Net Cash Used In Investing Activities	(183,887)	(696,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Over Draft	5,703	—
Additional Paid In Capital	—	(100,000)
Note payable	—	100,000
Proceeds from line of credit	5,033,122	4,743,436
Shareholder loan	—	(1,168,909)
Payments to capital lease	(9,993)	—

Net Cash Provided By Financing Activities	5,028,832	3,574,527

NET INCREASE (DECREASE) IN CASH	(81,878)	854,988
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,878	262,197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$1,117,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$826,041	$201,924

Cash paid for income taxes	$—	$—

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
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
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
B) Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.
It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.
B) Use of Estimates
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
Revenue recognized on contracts for which billings have not been presented to customers is included in the accounts receivable classification on the balance sheet.
(H) Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable, notes payable, capital leases, lines of credit and deferred revenue approximate fair value due to the relatively short period to maturity for these instruments.
(I) Earnings (Loss) Per Share
Basic and diluted net earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006, the Company has 1,000,000 warrants outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive. As of September 30, 2005, the Company did not have any outstanding dilutive securities.
(J) Segment Information
The Company operates in three segments, systems management and integration, energetic manufacturing and metal parts.
Nine months ended September 30, 2006

	Systems	Energetic	Metal Parts	Total
Revenues	$10,243,857	$2,179,398	$559,218	$12,982,473
Gross Profit	3,674,319	(767,343)	108,249	3,015,225
Order Backlog	20,409,941	1,768,754	599,136	22,777,831

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
NOTE 2 ACCOUNTS RECEIVABLE AND IN-PROCESS BILLINGS
Accounts receivable consist of billed and unbilled accounts under contracts in progress with governmental units, principally with the Department of Defense and the Government of Israel. The components of accounts receivable at September 30, 2006 were:

Billed	$2,315,842
Unbilled	12,376,698

Total	$14,692,540

Unbilled accounts receivable relates to work that has been performed for which billings have not been presented to customers. It is anticipated that the unbilled amounts will be collected within the current fiscal year.
Accounts receivable from the U.S. Government at September 30, 2006 was $1,571,221 which is included in billed receivables, and unbilled receivables of $2,907,867.
Billed accounts receivable also includes $705,481 from a foreign government, the Department of Defense, Israel. Unbilled accounts receivable for foreign governments, Israel, is $9,837,460 at September 30, 2006.

The Company received advance payments from the Israeli Department of Defense and applied it to unbilled receivables as a percentage of unbilled accounts receivable to liquidate the advance payments upon completion of the contracts under the previsions of each contract.
The Company recorded a provision for doubtful accounts of $-0- and $-0- for the nine months ended September 30, 2006 and 2005.
NOTE 3 INVENTORY
Inventory is stated at the lower of cost or market value using the average cost method. Inventories at September 30, 2006 consist of:

Finished goods	$902,414

The Company reviews its inventory for impairment, and as of September 30, 2006 and 2005 there were none. (See Note 15)
NOTE 4 PROPERTY AND EQUIPMENT
The following is a summary of property and equipment at September 30, 2006:

Furniture and fixtures	$100,388
Machinery and equipment	1,896,200
Leasehold improvements	179,065

2,175,653
Less accumulated depreciation	(1,312,940)

$862,713

Depreciation expense was $322,875 and $283,073 for the nine month periods ended September 30, 2006 and 2005, respectively. (See Note 15)
NOTE 5 DEVELOPMENT COSTS
The Company incurred development cost associated with the development of three new product lines of $6,261,979 in 2004 and an additional $512,961 in 2005 for a total of $6,774,940. These costs are being allocated to associated contracts beginning in 2005. The cost relates to the following product lines:

Keshet – Systems Integration	$3,026,140
Ammunition Mortar Rounds (60,81,120 mm)	854,108
40mm	2,894,692

6,774,940
Less development cost amortization	(794,866)

$5,980,074

Total amortization expense for the nine months ending September 30, 2006 and 2005, is $297,045 and $418,591, respectively.
NOTE 6 NOTE PAYABLE – LINE OF CREDIT
The line of credit from Bank One in the amount of $2,000,000 accrues interest at a rate of Prime less 0.75% (at September 30, 2006 – 7.25% per annum). The line of credit is secured by a letter of credit from a related company and personal property of a stockholder. At September 30, 2006, $1,999,546 was outstanding under this line.
The line of credit from Bank Hapoalim in the amount of $4,000,000 accrues interest at a rate of Libor plus 1.75% (at September 30, 2006 — 6.69% per annum). The line of credit is secured by a letter of credit from a stockholder. At September 30, 2006 $3,930,000 was outstanding under this line. This line of credit was increased from $3,000,000 at December 31, 2005 to $4,000,000 at September 30, 2006.

The line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 6.94% per annum. The line of credit is secured by a letter of credit from a stockholder. At September 30, 2006, $500,000 was outstanding under this line.
The line of credit from Rockland Credit Finance has a facility limit of $10,000,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at September 30, 2006 – 10.25%). The line of credit is secured under a Master Factoring Agreement which includes a lien on all the assets of the Company. The total amounts available under the line vary based on the total billed and unbilled accounts receivable. The total available as of September 30, 2006 was $10,000,000 based on 70% of in-process receivables and 90% of accounts receivable. At September 30, 2006, $7,667,197 was outstanding under this line. The line of credit agreement requires the Company to submit monthly and annual financial reports and stay in compliance with various state and federal laws. Lender will consider increasing Total Facility up to $15 million based on collateral formula should collateral support increase.
NOTE 7 NOTE PAYABLE – STOCKHOLDERS
The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 7.93% as of September 30, 2006. The stockholders waived their rights to interest under the notes and the Company recorded an in-kind contribution in the amount of $24,695 at September 30, 2006. The notes are due on December 31, 2007 and have an outstanding balance of $433,274 as of September 30, 2006.
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
The Company also entered into an agreement in April 2005 with an investment firm to provide up to $15,000,000 of equity per a Standby Equity Distribution Agreement (SEDA). The common stock issued under the SEDA would be at 98% of market value. In addition, each advance has a 5% transaction fee. In connection with this transaction, the Company, issued a warrant to the investment company to acquire 200,000 shares of common stock at an exercise price of $.01 per share. The warrants were valued based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free rate of 4.05%. The Company recorded $621,254 of fees associated with these various transactions as deferred offering costs.
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
NOTE 10 PROFIT SHARING PLAN
The Company has adopted a qualified 401(k) Profit Sharing Plan for all present and future eligible employees. The Company matches employee contributions, $0.50 cents for every dollar, up to 3% of salaries and may contribute a discretionary amount annually as determined by the Board of Directors. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service regulations, which is presently 15% of their gross annual earnings limited to $7,000, as indexed for inflation. Employees vest 100% in all salary reduction contributions. The Company’s matching and discretionary contributions vest 100% after two years of service. The Company contributed $34,543 and $30,040 as of September 30, 2006 and 2005, respectively, as a match to employees and did not make any annual discretionary contributions for either period.

NOTE 11 RELATED PARTY
The Company’s principal stockholders also have interest in other companies whose operations are similar to those of the Company. The Company purchases and sells materials and services to these entities. Following is a summary of transactions and balances with affiliates for the periods ending September 30, 2006 and September 30, 2005:

	September 30, 2006	September 30, 2005
Sales to affiliates	$9,653,255	$5,484,703
Due from affiliates (included in advances - stockholders in accompanying balance sheet)	$196,749	$196,749
Due to related party	$1,407,996	$916,124
Notes Payable to Stockholders	$433,274	$933,455
Advance payment on a contract – related party	$2,329,872	$2,453,788
For the nine month period ending September 30, 2006, accrued and paid consulting and management fees of $332,000 and $70,000 respectively, to a related party, who is also a principal stockholder and director of the Company. For the nine month period ending September 30, 2005, accrued and paid consulting and management fees were $101,000 and $20,000, respectively
The Company paid consulting fees to TSC Consulting Services which is owned by a related party and a member of the Board of Directors. For the period ending September 30, 2006 and 2005, the consulting fees paid were $36,080 and $65,971, respectively.
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
Backlog - The Company has authorized contracts on hand for which work is in progress at September 30, 2006 approximately as follows:

Total contract price of initial contract awards including exercised options and approved change orders (modifications)	$33,144,964
Completed to date	10,367,133

Authorized backlog	$22,777,831	*

*	Included in this amount is $20,409,941 in authorized backlog from a related party (Soltam Systems).
NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES
(A) Litigation
Prior to the expiration of the facilities management agreement with the Louisiana National Guard, certain employees involved in plant security duty were members of the International Guard Unit of America (I.G.U.A.) Local 81. With the expiration of the agreement and the resulting loss of employment, these employees filed a union membership grievance (December 28, 2004) with the Company, which has been turned over to the American Arbitration Association. The Company feels the claim is without merit and any ruling by the American Arbitration Association will not have a material adverse affect on the results of operations.
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
(C) Capital Lease
During March 2006, the Company entered into two capital leases. The lease for manufacturing equipment of $74,799 requires 60 monthly payments of $1,538 and the lease for computer equipment of $12,103 requires 48 payments of $300. Both leases are secured by the related assets and allow the company to purchase the assets at the end of the lease for $1. The effective interest rate on both leases is approximately 8.66%. (See Note 15)
NOTE 14 CONCENTRATIONS
The Company’s future operating results may be affected by a number of factors.
(A) Revenue and Receivables
The Company’s operations are dependent on governmental funding of defense and ammunition projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. During the nine months ended September 30, 2006 and 2005, the Company had two customers which made up 98% of total sales in 2006 and 99% of total sales in 2005, the U.S. Army and the Israeli Department of Defense (through a related party entity located in Israel).
(B) Suppliers
The Company is dependent upon a number of major suppliers. If a major supplier were to cease doing business, the Company could be adversely affected to the extent the supplier could not be replaced. The Company is dependent on some sole source suppliers. As of September 30, 2006 and 2005, no one supplier represented more than 10% of purchases.

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
NOTE 15 LOSS ON INVOLUNTARY CONVERSION DUE TO FIRE
On August 14, 2006, Valentec Systems, Inc. sustained a fire in its 40mm manufacturing facility. As a result of the fire, the Company experienced a loss of a significant amount of Machinery and Equipment, Inventory and Leasehold Improvements. The Company had insurance in the amount of $1,400,000. The table below shows the amount of insurance claim, net book value of the assets destroyed, the resulting loss from the involuntary conversion and the receivable due from the insurance company as of November 17, 2006.

ASSET DESTROYED	NET BOOK VALUE
Machinery and Equipment	$96,128
Leasehold Improvements	479,363
Finished Goods and Work In Process Inventories	1,170,213
Clean-up	69,606

TOTAL	$1,815,310

Total Insurance Proceeds Due	$1,400,000
Insurance Proceeds Received through November 17, 2006	1,035,000

Insurance Receivable at November 17, 2006	$365,000

Net Loss Due to Fire	$415,310

NOTE 16 GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $7,370,242, net loss of $4,018,480 and negative cash flow from operations of $4,926,823, for the nine months ended September 30, 2006. The Company currently does not have enough cash to continue operations for twelve months. However, management has made significant cost reductions to improve cash flow and working capital. The Company developed and has implemented a cost reduction plan whereby cost reductions will be used to significantly reduce the overall outstanding lines of credit within the next twelve months with cash from operations on previously executed contracts and thereby reducing their debt servicing burden. The Company is also considering a number of alternative financing arrangements that could provide a capital structure that would enable the Company to more efficiently manage its internal growth plans as well as providing funds for strategic acquisitions. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern and remain a viable Company.
NOTE 17 SUBSEQUENT EVENTS
In October 2006, the $2,000,000 Line of Credit from Bank One, which was guaranteed by a $1,000,000 Standby Letter of Credit and a $1,000,000 Personal Guarantee from the two majority stockholders, was called by BankOne. The Standby Letter of Credit was accessed and Valentec Systems, Inc. recorded a $1,000,0000 Notes Payable to the Stockholder. The Stockholder whom pledged the Personal Guarantee is in the process of securitizing a loan that will be used to payoff the remainder of the Bank One Line of Credit.
On October 19, 2006, Valentec Systems, Inc was advised by our attorney that the plaintiffs in the Union Grievance litigation have taken steps to pursue the arbitration hearing and a date of February 5, 2007 has been set for the hearing in

Shreveport, LA. The Company continues to feel the claim is without merit and any ruling by the American Arbitration Association will not have a material adverse affect on the results of operations.
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
OVERVIEW
          Valentec Systems, Inc. is a proven supplier of conventional ammunition, pyrotechnic and related defense products, including systems management and integration programs. Valentec operates in three (3) segments:
w	Systems Management/Integration segment consists of 120mm Mortar Weapon System with Electronic Fire Control and mortar ammunition consisting of 120mm, 81mm and 60mm. The Company will pursue contracts from foreign governments for vehicle integration and mortar ammunition.

w	Energetic Manufacturing segment consists of 40mm flares and simulators. Valentec is a producer of various flares and simulators with multiple end uses, such as illumination, signaling and training purposes to simulate a battlefield environment. The Company will pursue contracts from the US Army.

w	Metal Parts Manufacturing segment consists of 105mm Spiral Wrapped Cartridge Cases which are used by the US Armed forces in battlefield. The Company is currently marketing this product with foreign governments and is also actively fulfilling a contract with U S Army. The Company will pursue additional contracts with US government.
          Energetic Manufacturing accounted for 16.8% of the gross revenue with Systems Management/Systems Integration and Metal Parts Manufacturing accounting for 78.9% and 4.3% respectively as of September 30, 2006. The backlog at September 30, 2006 was Energetic Manufacturing $1,768,754, (7.8%), Systems/Management Systems Integration $20,409,941, (89.6%) and Metal Parts Manufacturing $599,136, (2.6%) for a total of $22,777,831.
          Valentec plans to make investments in bids and proposal activity that, if successful, will significantly increase backlog, future sales and future profits. We intend to bid on new US Army systems ammunition requirements as well as new energetic and metal parts requirements. We also intend to make investments in automation equipment for energetic production that may improve efficiencies and future profits.
          The Company continues to evaluate potential acquisitions that could bring value to Valentec in terms of increased revenue, profits, cost savings, management talent and diversification.
          There were a number of events during Q3 that require discussion, as follows:
The Fire
          On August 14, Valentec experienced a small detonation in an unattended (by personnel) granulation process at its Louisiana facility. This detonation occurred in a facility that had concrete walls and was self-contained, however, the resulting fire completely destroyed 75,000 square feet of space at this manufacturing facility, completely eliminating our existing 40mm flare capability. We were leasing this facility from the State of Louisiana and had obtained the required insurance coverage. Currently, we are engaged in ongoing discussions with the State of Louisiana concerning the responsibility for rebuilding of this 65-year old facility and for debris removal because some of the original construction material contains small amounts of asbestos. Valentec contends that the insurance coverage as required by the lease was in place and that such insurance should cover any liability on the part of Valentec.
          With regards to the asbestos issue, Valentec believes that the asbestos removal and abatement is the responsibility of the property owner, the State of Louisiana. The State of Louisiana, at this time, has not formally communicated any demand or claim regarding this issue.
          As a result of the fire, the 40mm manufacturing facility was destroyed, and consequently, we lost the capability to meet contract. Current contract revenue deferred is approximately $1,768,754. We anticipate we will be inoperative until December 2006 as we construct and lease modular buildings and refurbish or purchase manufacturing equipment lost in the fire. When completed, we will deliver the FAT (First Article Test) sample to the US Army, which will establish readiness to resume full production activity.
          In an effort to avoid similar losses from work-related accidents, we have developed a modular facility plan utilizing portable and semi-portable buildings which segregate the various processes into smaller unconnected components. The rationale being that in the event of a future unplanned destructive incident, the facilities are isolated and a single incident would not disrupt/destroy the entire manufacturing complex. Also, the ability to quickly resume operations would be enhanced because of the modular configuration.
System Contract
          Our two major contracts, the Keshet program and the Ammunition procurement activity, have experienced further delays because of sub-tier supplier failure to meet established delivery requirements. Although these delinquencies have caused slippages in revenue projections, there appears to be recent progress exhibited by several of the larger suppliers. There are still supplier issues which are “worked” on a daily basis by Valentec management personnel and our team member, Soltam. We anticipate to see these programs reach a successful conclusion in 2007.
SWCC
          The Spiral Wrapped Cartridge Case (SWCC) project suffered multiple set-backs in the initial stages because of USG design flaws. Valentec was instrumental in resolving the design issues and in initiating production activities. We began manufacturing operations in late September and delivered the first lot on October 30, 2006. Currently, the ballistic lot acceptance test samples are at Yuma Proving Grounds awaiting ballistic testing which is scheduled for the week of November 19, 2006. We anticipate a satisfactory demonstration.
          Additionally, we are experiencing significant international interest in the SWCC product because of the cost-effective price when compared to the traditional drawn cartridge case and its insensitive munitions characteristics.
Cost Reduction Plan
          In early Q3 2006, as a result of the delay in receipt of revenues due to 1) delays in our systems management programs, 2) the fire at the Louisiana facility, and 3) our increasing debt service burden; we initiated a major cost reduction plan. The cost reduction plan, which we thoroughly evaluated, revised and re-evaluated, identified approximately $2 Million in annual reductions and was actively supported by all levels of management. Valentec has fully implemented the cost reduction plan and senior management is overseeing its implementation. These aggressive cut-backs coupled with intense cash management have helped sustain our ability to continue operations.
RESULTS OF OPERATION
          Revenues for the nine months ended September 30, 2006 were $12,982,475 compared to $12,385,602 for the nine months ended September 30, 2005, an increase of 4.8%. Total gross margin for the nine months ended September 30, 2006 was $3,015,227 (or 23.2% of total revenue) compared to $5,004,181 (or 40.4% of total revenue) for the nine months ended September 30, 2005, a decrease of 39.7%. The increase in revenues is due to the commencement of sales of previously executed contracts. The decrease in gross margin is due to increased development costs that we incurred in an effort to become a key supplier of certain United States Department of Defense ammunitions. The Company increased its intellectual equity in ammunition through this experience and was awarded a multi-year contract for the 40mm product line, and therefore, the Company viewed the decrease in gross margin as a temporary effect of its investment in development rather than a ongoing trend forward. The Company has a strong backlog of $22,777,831, which does not include customer options to renew or expand current contracts, which we believe are likely to be exercised. This backlog excludes the Company’s projection for future Foreign Military Sales (FMS). The Company is positioned to improve its results from operations in the balance of 2006 and into 2007.
          Cost of goods sold during the nine months ended September 30, 2006 was $9,967,248 compared to $7,381,421 for the nine months ended September 30, 2005, an increase 35.0%. Total indirect cost (overhead and general and administrative) for the nine months ended September 30, 2006 was $5,228,497 compared to $4,118,767 for the nine months ended September 30, 2005, an increase of 26.9%. The increase of cost of goods and indirect cost is due to increased production of previously executed contracts. General and administrative expenses also increased due to an increase in costs associated with public filings and exchange requirements. The Company continues to implement cost reductions in overhead and general and administrative, which we believe will help us reduce these expenses for the remainder of 2006 and forward into 2007.
          Other expense (interest expense less interest income and miscellaneous income) was $1,384,412 for the nine months ended September 30, 2006 as compared to $194,695 for the nine months ended September 30, 2005. The increase in the Company’s interest expense is a result of (1) an increase of Lines of Credit used to finance current production and (2) increase in the Prime Lending Rate index, which has increased from 7.00% to 8.25% since January 1, 2006.
          The Company had a net loss for the nine months ended September 30, 2006 of ($4,018,480) compared to a net income of $690,719 for the nine months ended September 30, 2005. This was due primarily to three (3) factors; (1) an increase in interest and financing expenses to support the foreign military programs, (2) an increase in development costs associated with the completion of contracts in which the Company incurred and expensed development costs in our effort to become a viable key supplier to the United States Department of Defense for certain ammunition; and, (3) delay in the receipt of revenues due to delays caused in existing production schedules due to the fire that destroyed the 40mm manufacturing facility on August 14. The Company developed a Cost Reduction Plan and has activated many of the cost saving elements of the plan to reduce overhead and general and administrative expenses in order to offset the losses incurred on these contracts while rebuilding its 40mm manufacturing facility, which is expected to be operational in December 2006. The Company gained intellectual equity through the process of completion of the contracts in which the Company incurred development cost, which was considered to be an asset when the Company was awarded a multi-year contract for the product line. General and administrative expenses also increased due to an increase in costs associated with public filings and exchange requirements.
          At September 30, 2006 the Company had total assets of $24,336,318. This is an increase from total assets of $22,676,291 at December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
          For the nine months ended September 30, 2006, the Company had a negative cash flow from operations of $4,926,823 as compared to a negative cash flow from operations of $2,022,610 for the nine months ended September 30, 2005. At September 30, 2006, the Company had outstanding borrowings (non-related party) of $14,096,743.
          The Company’s sources and uses of funds were as follows: (1) it used net cash of $4,926,823 in its operating activities in the nine months ended September 30, 2006; (2) it used cash of $183,887 in investing activities in the nine months ended September 30, 2006; and (3) it received $5,028,832 from financing activities in the nine months ended September 30, 2006, consisting primarily of proceeds from the line of credit. As of September 30, 2006, the Company had net working capital deficiency of $ 7,370,242.
          The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities that would enable the Company to more efficiently manage its rapid growth. In this regard, on April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P., (“Cornell”) whereby it can “put” to Cornell, for cash, up to $15 million in our common stock over a two-year period of time. Once accessed, this equity financing may increase the Company’s chances of succeeding in its growth plans. The Company may use the $15 million SEDA to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. To make use of the SEDA, the Company must first increase its authorized capital and register additional shares for public sale. There can be no assurance that Valentec will be able to successfully increase its authorized capital and register additional shares for public sale. Moreover, in the event the Company is able to register additional shares, there can be no guarantee that Valentec will be able to successfully “put” shares under this Standby Equity Distribution Agreement, or at what level it will be able to “put” shares, since there are numerous conditions precedent for each “put” of shares to Cornell. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price. When available, the Company expects to use the Cornell proceeds over a twenty-four (24) month period to support operations and expand its business.
     The Company has entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. A credit line of $10,000,000 was established to provide additional working capital for the rapid growth the Company has experienced. The Company has used the additional funding for facilitization as well as for the purchase of additional equipment needed to support the increased backlog. At September 30, 2006, $7,667,197 was outstanding under this line of credit. Under the terms of the Agreement, Rockland Credit Finance has the option to increase the credit line to $15,000,000 if the Company has the collateral of accounts receivable and unbilled accounts receivable to support the increase. The use of funds would assist with the financing of the Company through the term of the Company’s long term contracts until the Company collects through the milestone payment schedules for its long term contracts.
     In addition, the Company has other lines of credit of $6,500,000 in the aggregate. At September 30, 2006, $6,429,546 was outstanding under these lines of credit.
     The Company’s negative cash flow from operations and working capital deficiencies raise substantial doubt about our ability to continue as a going concern. Management has restructured the Company’s finances in order to improve cash flow through significant cost reductions and improved manufacturing performance to address this situation. Once all manufacturing facilities are fully operational, the significant cost reductions in overhead and general and administrative expenses are expected to continue to significantly improve the cash flow through year end December 31, 2006 and into 2007. The Company currently does not have enough cash to sustain operations for twelve months. However, management believes the cost reductions that have been implemented will significantly improve cash flow and will give the Company the cash needed to continue operations. The Company plans to reduce its lines of credit substantially within the next twelve months with available operating cash generated from current backlog and thereby reducing its debt servicing burden.
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
     SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements
OFF-BALANCE SHEET ARRANGEMENTS
     As part of our ongoing business, the Company does not participate in transactions that generate relationships which would have been established for the purpose of facilitating off-balance sheet arrangements. As of September 30, 2006, the Company does not have any off-balance sheet arrangements.
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
     (b) Changes In Internal Controls Over Financial Reporting
     In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     On December 28, 2004, former employees of the Company, who were members of the International Guard Union of America I.G.U.A. Local 81, filed a union membership grievance. The grievance alleges violation of the collective bargaining agreement in that Valentec did not provide severance pay upon the termination of the guards. In total, the grievance asks for approximately $30,000 in termination pay to be distributed among the affected guards. The dispute has been turned over to the American Arbitration Association. We believe that the claim is without merit and any ruling by the American Arbitration Association would have minimum impact on earnings
     Pursuant to a 1994 environmental class action settlement, Valentec Dayron Corporation (currently Valentec Systems, Inc.) along with Boise Cascade Corporation, Dictaphone Corporation, Harris Corporation, Martin Marietta Corporation, Medalist Industries, Inc and Rockwell International, Inc (herein Members) signed the Woodco Site Custody Account Agreement, dated October 5, 1994 as amended January 28, 2005 which established the “Woodco Site Custody Account” for the purposes of disbursing funds necessary to satisfy the obligations of the Members. Valentec’s current obligation is $3,474 per year for ten years from the date of the Amendment above.
     There is no other litigation or outstanding claims by or against the Company other than disputes arising in the ordinary course of business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
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
     (b) Reports of Form 8-K:
On June 30, 2006, the Company filed a Current Report on Form 8-K announcing that its common stock began trading under the ticker symbol “VSYN.OB” on the Nasdaq-operated Over-the-Counter Bulletin Board (“OTCBB”), when the market opened on Friday, June 30, 2006.
On August 16, 2006, the Company filed a Current Report on Form 8-K announcing that it has experienced on August 14, 2006 an explosive detonation in the manufacturing process plant. A copy of the statement was attached to the Form 8-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

VALENTEC SYSTEMS, INC.
November 20, 2006	By:	/s/ Robert A. Zummo
Robert A. Zummo
Chief Executive Officer and Principal Accounting Officer