Form 10KSB
period 2006-12-31
Valentec Systems, Inc
filed 2007-05-17
CIK 737243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _______________
Valentec Systems, Inc.
(Name of Small Business Issuer In Its Charter)

2629 York Avenue
Delaware	59-2332857	Minden, LA 71055
(State or other jurisdiction	(IRS Employer	(Address of principal executive offices) (Zip Code)
of incorporation)	Identification No.)
Registrant’s telephone number, including area code: (318) 382-4574
Common Stock, par value $.001 per share
(Title of Class)
Securities Registered Under Section 12(b) of the Exchange Act: Common Stock, $0.01 par value
Securities Registered Under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Issuer’s revenues for its most recent fiscal year ended December 31, 2006 were: $19,624,038
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days, was: $3,107,633
There were 15,538,165 shares of the Issuer’s common stock outstanding on April 9, 2007.
Documents incorporated by reference: None

INDEX
PART I

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
     Valentec Operating Corp., the Subsidiary, was incorporated in Delaware on May 1, 1998. Valentec Operating Corp. designs, develops, manufactures, and sells ammunition and light weapons for military use. From January 1998 through January 2006, the Subsidiary’s business involved manufacturing armaments and providing property management services to the United States Army by maintaining the Army’s Louisiana Army Ammunition Plant and recruiting new tenants. This work involved infrastructure maintenance and evaluation of environmental considerations and physical security. However, beginning in 2003, Valentec began devoting significant time and money to realign its business to focus on more profitable business segments such as Systems Management/Systems Integration, Energetic Manufacturing and Metal Parts Manufacturing.

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
Recent Developments
     On April 10, 2006, after receipt of shareholder approval pursuant to a written consent, the Company (1) changed its name to Valentec System, Inc. on April 10, 2006 and (2) the capital stock of the Company was increased to 260,000,000 shares, with 250,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock.
     The Company entered into an employment agreement with Robert A. Zummo effective as of January 1, 2006. The terms and conditions of this employment agreement are set forth in “Item 10. Executive Compensation.”
     Also, on April 10, 2006, the Company changed the name of its operating subsidiary from Valentec Systems, Inc. to Valentec Operating Corp.
Description of Business
     Valentec’s current business pursuits are categorized into 3 major product lines: Systems Management/System Integration, Energetic Manufacturing, and Metal Parts Manufacturing. These product lines are operated by Valentec Operating Corp.
Systems Management / Systems Integration
  120MM Mortar Weapon System with Electronic Fire Control — “KESHET”
     Valentec was awarded a system contract from Soltam Systems, Inc., a related party, for the production and integration of RMS6 120mm Mortar Weapon System for the Israeli Defense Forces (“IDF”) using U.S. Foreign Military Financing as described herein on page five. The mortar weapon system will be fitted with an Electronic Fire Control System and will be integrated into the M1064A3 Mortar carrier as well as the towed platform. Valentec Systems Inc. successfully completed assembly of the first RMS6 Mortar Weapon. Valentec anticipates that the remaining 81 RMS6 Mortar Weapons will be assembled and delivered in 2007.
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
     The program consists of technology transfer, configuration control, procurement, assembly, integration and testing of the 120MM Mortar Weapon System with Electronic Firing Control. It is anticipated a total of 82 complete integrated systems and 12 equivalent spare parts of the system will be delivered under this contract to the IDF for approximately $16,745,000. Valentec Systems Inc. was awarded an additional contract in March 2007 for the integration of the RMS6 Mortar Weapon into a 106AA3 Mortar Carrier and the modification of an ammunition carrier. The contract is valued at approximately $3.6 million.

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
     Mortar Ammunition
     Valentec was awarded a 2-year systems integration and management contract in early 2005 from Soltam Systems to assemble and deliver mortar ammunition for the IDF using U.S. Foreign Military Financing. The mortar ammunition will be provided in 120mm, 81mm, and 60mm rounds with a contract value of approximately $20,000,000 over a two year period. The 120mm and 60mm were ordered with two different explosive fillers each and the 81mm was ordered in a single configuration for a total of five different rounds. Deliveries will begin in 4th quarter 2007.
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
     In addition to the procurement of necessary sub-components, Valentec is also responsible for the quality of these components and, of course, the quality and reliability of each mortar. To this end, Valentec has tasked their vendors with a variety of tests and procedures intended to verify and validate compliance to specifications, functionality, and reliability. These tests include First Article Tests, weight calibration and verification, and function testing. First Article Tests are required performance tests prior to acceptance by the U. S. Army.
     In support of this major production effort, additional manufacturing space was leased and equipped with unique fixtures and tooling. As 120mm, 81mm and 60mm mortar ammunition is not unique to the IDF, we believe the facilitization accomplished by Valentec for this program has positioned us well to compete successfully on future mortar ammunition contracts in domestic and overseas markets.
     In the Systems Management / Systems Integration segment, our sources and availability of raw materials present no unique challenges with the exception of obtaining M8M propellant from BMJ of Herzegovina. This requires import licensing for materials and export licenses for delivery of the complete product to Israel. Also, part of the State Department process mandates the provision of End User certificates. All of these requirements are known and actions are in process. Our primary suppliers for the Systems Management / Systems Integration projects are:

•	BMJ Belgrade, Herzegovina	M8M Propellant
•	Accurate Energetics, McCuen, TN	Explosive Loading
•	Medico, Wilkes-Barre, PA	Metal Parts
•	POCAL	Metal Parts

•	Lockheed-Martin, Scranton, PA	Metal Parts
•	Greene Tweed, Kulpsville, PA	O-ring & Seals
•	Pyrotechnics by Grucci	Explosive Increments
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
     Energetic Manufacturing requires appropriate licensing by the Bureau of Alcohol, Tobacco, Firearms, and Explosives (BATFE) before conducting any energetic operations. We believe that we have completed all known applications and obtained all known licences. Additionally, a safety site application must be presented to the Defense Contract Management Agency (DCMA) for review and approval, which is complete and in place. Our primary suppliers are:

•	GOEX, Inc., Minden, LA	Black Powder
•	ATK, Radford, VA	Propellant
•	Flexible Concepts, Elkhart, IN	Metal Component
•	Woodlawn Manufacturing, Marshall, TX	Metal Component
•	B & T Screw, Bristol, CT	Metal Component
•	Spaulding Composites, Rochester, NH	Plastic Component
Metal Parts Manufacturing
     The current U.S. government metal parts work consists of a contract for 83,508 units of 105MM, M14B4, Spiral Wrapped Cartridge Case (SWCC). This contract value is approximately $3.25 million with completion anticipated in 2007. We believe there will be a significant foreign interest once the success of our program is realized. Valentec has produced a large volume of these products in the past. We believe that the cost of this product is significantly less than the more traditional drawn/forged cartridge case and exhibits more insensitive munitions (IM) value than the solid cartridge cases. We believe that the use of this design (SWCC) should provide Valentec an advantage for the upcoming 105MM Illumination round requirements for the U.S. Army.
     In addition, Valentec is evaluating several other metal part manufacturing opportunities, which will be procured in 2007 by U. S. Army.
     Metal parts manufacturing and more specifically the spiral wrap cartridge case has only 4 primary components, and no specialty materials. Further, there are no exceptional government approvals required. Our primary suppliers are:

•	Vy-Comp, Shreveport, LA	Metal Components
•	Northwest Stamping, St. Louis, MO	Metal Components
•	Alta Max, New Orleans, LA	Packaging

Foreign Work
     Valentec’s foreign business pursuits are associated with two contracting methods, “foreign military sales” and “foreign military financing.” A description of each method follows.
•	Foreign Military Sales
     The foreign military sales program is the government-to-government method of selling U.S.defense equipment, services, and training. The program is managed by the Defense Security Cooperation Agency within the U.S. Department of Defense. Valentec participates in the program as a known supplier to approved foreign governments through a marketing network established in the foreign countries. Department of Defense Manual 5105.38-M describes the specific details concerning the program requirements.
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
•	Foreign Military Financing
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
The Contracting Process
     Valentec has Marketing / Sales representation at two of its largest customer locations in the United States: (1) Picatinny Arsenal in Dover, New Jersey and (2) the Joint Munitions Command in Rock Island, Illinois. These representatives keep Valentec informed as to any new business opportunities that are on the horizon that would fit into the company’s capabilities, and therefore, allows Valentec to conduct proposal activities prior to the actual receipt of any solicitation or request for a proposal. Typically, these solicitations or requests are of a “Best Value” evaluation criteria, meaning that the evaluation is based on many factors (not only price) such as past performance, quality assurance plans, manufacturing approach, etc. This kind of evaluation requires extensive proposal writing skills and we often use outside consultants who specialize in writing proposals that are responsive to the requirements of U.S. Government customers.

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
     With regard to international sales, Valentec uses Valentec International Limited of the United Kingdom and Soltam Systems, Inc. (“Soltam”) of Israel to market its products and capabilities. Each of these business entities is controlled by shareholders of the Company. All of Valentec’s international business has been through either foreign military sales or direct sales to the foreign country. In either case, the customer must submit to Valentec an “End User Certificate” that states who the End User will be. That End User Certificate is submitted to the U.S. State Department along with an entire copy of the contract between Valentec and its foreign customer. For example, if Valentec has a contract with Soltam to supply both weapon systems and ammunition for mortars, and Soltam Systems, Inc. in turn, has a contract with the Israeli Defense Forces for the same product, then the Israeli Defense Forces would be the End User. Because funds for this procurement would likely involve U.S. military grant dollars to Israel, the products would have to be manufactured in the United States. Valentec would ultimately ship these products by sea to the required location. Or, if Valentec had a contract with Valentec International Limited to supply 40mm illuminating rounds of ammunition to a country other than Israel, through a direct sale; i.e., no foreign military funds, the requirements for End User Certificate would still apply before the U.S. State Department would approve the sale. The end product would be produced by Valentec and shipped directly to the foreign customer.
     Any and all foreign sales require End User Certificates and the U. S. State Department’s approval.
Customers
     Soltam Systems, Inc.
     Valentec has received an order from Soltam for the production and integration of the Keshet\RMS6 120mm Mortar Weapon System for the Israeli Defense Forces. The mortar weapon system will be fitted with an Electronic Fire Control System and will be integrated in to M1064A3 Mortar carriers as well as towed platforms. Delivery of the Mortar System will begin in the second quarter of 2007 and is anticipated to be completed in 2007.
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
     The Keshet 120mm mortar is a Soltam design. The mortar weapon system will be produced at Valentec’s manufacturing facility in Minden, Louisiana. Valentec expects to complete this order in December 2007.
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
     In addition, Valentec was awarded a 2-year systems integration and management contract in early 2005 from Soltam to assemble and deliver mortar ammunition to Soltam Systems, Inc. for delivery to the Israeli Defense Forces. The mortar ammunition will be provided in 120mm, 81mm, and 60mm rounds. The 120mm and 60mm were ordered with two different explosive fillers each and the 81mm was ordered in a single configuration for a total of five different rounds. Deliveries began in late 2006 and Valentec anticipates deliveries will be completed in December 2007.

     DSE, Inc.
     DSE, Inc., located in Tampa, Florida is a significant contractor for procurement of 40mm products. DSE, Inc. has ordered 266,816 40mm, M583 products from Valentec for deliveries in 2007 and 2008. Valentec expects to start the deliveries in May 2007. DSE, Inc. has been awarded U.S. Government Contract #W52P1J-05-O-0036. This contract pertains to the 40MM family of munitions and is projected to cover the next five years. Valentec has been named as the sub-contractor to produce the Illumination Rounds found in this contract. In the solicitation, the US Government estimated the annual requirement for Illumination Rounds would be 200,000 to 300,000 rounds per year. This would indicate substantial sales for Valentec dependent upon which option quantity the U.S. Government decides to procure.
     Kingdom of Saudi Arabia
     Valentec is currently fulfilling a contract received on assignment from Valentec International Limited to provide 250 M583A1 40mm illuminating parachutes and 500 M992 40mm IR and 200 40MM LV Smoke munitions for the Kingdom of Saudi Arabia. We anticipate completion of this purchase order in the fourth quarter of 2007.
     U.S. Government
   Valentec is currently fulfilling contracts from the U. S. Army for multiple products.
•	83,508 — Spiral Wrap Cartridge Cases M14B4

•	3,904 — 40MM White Star Cluster M585

•	266,816 — 40MM White Star M583
     The U. S. Army can exercise option quantities under each contract with Valentec.
Employees
Our current employees consist of the following:

•	Management	9
•	Accounting, Administrative, Contracts, Materials	7
•	Quality/Technical	10
•	Manufacturing	15

	Total Employees	41
     All employees are employed full time. Valentec currently has no collective bargaining agreements with its employees and believes that it has good relations with them. On December 28, 2004, prior to the expiration of the facilities management agreement with the Louisiana National Guard, certain employees involved in plant security duty were members of the International Guard Union of America (I.G.U.A.) Local 81. With the expiration of the agreement and the resulting loss of employment, these employees filed a union membership grievance with Valentec, which has been turned over to the American Arbitration Association. We believe that the claim is without merit and any ruling by the American Arbitration Association would have minimum impact on earnings. An arbitration hearing was held on March 5, 2007. On April 6, 2007, the Arbitrator ruled in favor of Valentec Systems, Inc. and denied all claims of the Union. Since arbitration decisions are final and not appealable, the decision concludes the Union Grievance litigation.
     Valentec sponsors a 401(k) retirement savings plan, which is categorized as a defined contribution plan. The plan is available to full time employees who meet the plan’s eligibility requirements.
     On January 7, 2007, Valentec adopted the 2006 Equity Incentive Plan for the benefit of the employees, consultants and directors of the Company and of any affiliate thereof and reserved 2,000,000 shares of Common Stock designated for allocation under the plan. The reserved shares may be allocated under the plan either as (i) Incentive Stock Option or Non-Qualified Stock Option, or (ii) Restricted Stock.

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
Research and Development
     Valentec has a continuous program of product — process improvement and of maintaining manufacturing flexibility to allow the addition of new products and processes to existing facilities. In addition the company is introducing three new systems to improve performance:
1. Enterprise Resource System
Valentec began in 2005 the implementation of an Enterprise Resource Planning (ERP) software system to manage all phases of the business on an integrated database. Additional computer hardware was added to the system which automatically integrates Purchasing and Supplier Management Production Planning, Scheduling and Inventory Management in real-time. The information provided will drive corrective actions that will mitigate risks and ensure that the manufacturing process supports contractual delivery commitments. This process was halted in early 2007 pending results of our acquisition of MAST, as detailed below in item 6, with the possible utilization of an ERP System in place at MAST.
2. Six Sigma Implementation
The Company has begun in the first quarter of 2006 the introduction of Six-Sigma methodology for planning and manufacturing. Key management personnel are being trained by a staff Six-Sigma Green Belt regarding Six-Sigma principles and methodology and tools for the evaluation of manufacturing process improvements.

In addition, the Company’s staff Green Belt attended additional training in 2006 that resulted in his achieving Black Belt status. Follow-on training will then be provided to key individuals to develop them into Green Belts who will identify and lead process improvement projects throughout the life of a contract.
3. ISO-9000 Certification
The company is actively pursuing ISO-9000-2000 Certification. It is the company’s goal to be ISO 9000-2000 certified by year-end 2007. This certification was delayed in 2006 due to a catastrophic fire experienced on the 40MM production line of Valentec Systems Inc and the resources required for expedited recovery.
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
     Pursuant to a 1994 environmental class action settlement, Valentec Dayron Corporation (currently Valentec Systems) along with Boise Cascade Corporation, Dictaphone Corporation, Harris Corporation, Martin Marietta Corporation, Medalist Industries, Inc and Rockwell International, Inc (herein Members) signed the Woodco Site Custody Account Agreement, dated October 5, 1994 as amended January 28, 2005 which established the “Woodco Site Custody Account” for the purposes of disbursing funds necessary to satisfy the obligations of the Members. Valentec’s current obligation is $3,474 in total for the years 2007, 2008 and 2009.
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
OUR BUSINESS IS SUBJECT TO MANY FACTORS THAT COULD CAUSE OUR QUARTERLY OR ANNUAL OPERATING RESULTS TO FLUCTUATE AND OUR STOCK PRICE TO BE VOLATILE.
     Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of the investor community, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:
•	the timing and amount of, or cancellation or rescheduling of, orders for our products;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions, announcements, and new product introductions;

•	our ability to achieve cost reductions;

•	our ability to achieve and maintain production volumes and quality levels for our products;

•	the volume of products sold and the mix of distribution channels through which they are sold;

•	the loss of any one of our major customers or a significant reduction in orders from those customers; and

•	increased competition, particularly from larger, better capitalized competitors.
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
     Our future performance will depend, in part, on our ability to manage our business growth effectively. Towards that end, we will have to undertake the following tasks, among others:
•	Effectively enhance our operating, administrative, financial, and accountings systems and controls;
•	Establish and continuously improve coordination among our engineering, accounting, finance, marketing, and operations personnel; and
•	Develop and continuously enhance our management information systems capabilities.
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

DUE TO THE VOLATILE AND FLAMMABLE NATURE OF OUR PRODUCTS, FIRES OR EXPLOSIONS MAY DISRUPT OUR BUSINESS.
     Many of our products involve the manufacture and/or handling of a variety of explosive and flammable materials. These activities may result in incidents which may shut down or otherwise disrupt manufacturing processes, cause production delays and result in liability for workplace injuries and fatalities. On August 14, Valentec experienced a small detonation in an unattended (by personnel) granulation process at its Louisiana facility. This detonation occurred in a facility that had concrete walls and was self-contained, however, the resulting fire completely destroyed 75,000 square feet of space at this manufacturing facility, completely eliminating our existing 40mm flare capability. We were leasing this facility from the State of Louisiana and had obtained the required insurance coverage. Currently, we are engaged in ongoing discussions with the State of Louisiana concerning the responsibility for rebuilding of this 65-year old facility and for debris removal because some of the original construction material contains small amounts of asbestos. Valentec contends that the insurance coverage as required by the lease was in place and that such insurance should cover any liability on the part of Valentec. Valentec has safety and loss prevention programs which require detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, Valentec cannot ensure that it will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on its results of operations, financial condition, or cash flows.
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

OUR U.S. GOVERNMENT CONTRACTS ARE SUBJECT TO TERMINATION.
     We are subject to the risk that the U.S. Government may terminate its contracts with its suppliers, either for its convenience or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred or committed. If a contract termination is for default:
•	the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government,
•	the U.S. Government is not liable for the contractor’s costs for unaccepted items, and is entitled to repayment of any advance payments and progress payments related to the terminated portions of the contract, and
•	the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.
WE ARE SUBJECT TO PROCUREMENT AND OTHER RELATED LAWS AND REGULATIONS, NON-COMPLIANCE WHICH MAY EXPOSE US TO ADVERSE CONSEQUENCES.
     We are subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. We could suffer adverse consequences if we were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of munitions and other controlled products and commodities; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, our suspension and debarment from future U.S. Government contracts for a period of time. In addition, foreign sales are subject to greater variability and risk than our domestic sales. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to us.
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
WE MAY MAKE ACQUISITIONS WHICH REPRESENT ADDITIONAL RISK AND COULD IMPACT OUR FUTURE FINANCIAL RESULTS.
     Our business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with our operations and unanticipated liabilities or contingencies related to the acquired company. We cannot ensure that the expected benefits of any future acquisitions will be realized.
VALENTEC HAS A SUBSTANTIAL AMOUNT OF DEBT, AND THE COST OF SERVICING THAT DEBT COULD ADVERSELY AFFECT VALENTEC’S BUSINESS AND HINDER VALENTEC’S ABILITY TO MAKE PAYMENTS ON ITS DEBT.
     Valentec has a substantial amount of indebtedness. As of December 31, 2006, Valentec had total debt of $13,546,699. In addition, Valentec had $70.000 of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $883,301 of available credit under its revolving credit facility. Additional information on Valentec’s debt can be found in Item 7 of this report.
     Valentec has demands on its cash resources in addition to interest and principal payments on its debt, including, among others, operating expenses. Valentec’s level of indebtedness and these significant demands on Valentec’s cash resources could:
•	make it more difficult for Valentec to satisfy its obligations,

•	require Valentec to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, share repurchases, acquisitions, and other general corporate purposes,

•	Valentec’s flexibility in planning for, or reacting to, changes in the defense industries,

•	place Valentec at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility, result in an event of default upon a failure to comply with financial covenants contained in Valentec’s senior credit facilities which, if not cured or waived, could have a material adverse effect on Valentec’s business, financial condition, or results of operations.

•	limit, along with the financial and other restrictive covenants applicable to Valentec’s indebtedness, among other things, Valentec’s ability to borrow additional funds, and

•	increase Valentec’s vulnerability to general adverse economic and industry conditions.
     Valentec’s ability to pay interest on and repay its long-term debt and to satisfy its other liabilities will depend upon future operating performance and Valentec’s ability to refinance its debt as it becomes due. Valentec’s future operating performance and ability to refinance will be affected by prevailing economic conditions at that time and financial, business and other factors, many of which are beyond Valentec’s control.
     If Valentec is unable to service its indebtedness and fund operating costs, Valentec will be forced to adopt alternative strategies that may include:
•	reducing or delaying expenditures for capital equipment and/or share repurchases,

•	seeking additional debt financing or equity capital,

•	selling assets, or

•	restructuring or refinancing debt.
There can be no assurance that any such strategies could be implemented on satisfactory terms, if at all.
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
     Valentec conducts all operations on leased premises at 2629 York Avenue, Minden, Louisiana 71055. Valentec’s primary facility is leased from the State of Louisiana with a current term expiring in 2016 with renewal options available. Valentec negotiated a new lease during 2006 and reduced their monthly lease payment to approximately $17,841 per month in rent for its facilities for the next three years at which time it shall increase to approximately $24,845, which include manufacturing, storage and warehouse space plus igloos and administrative buildings totaling approximately 200,000 square feet. These facilities have undergone renovations and modifications for Valentec’s specialized operations, and Valentec believes these facilities are adequate for its current and future needs.

ITEM 3.	Legal Proceedings
     On December 28, 2004, former employees of the Company, who were members of the International Guard Union of America I.G.U.A. Local 81, filed a union membership grievance. The grievance alleges violation of the collective bargaining agreement in that Valentec did not provide severance pay upon the termination of the guards. In total, the grievance asks for approximately $30,000 in termination pay to be distributed among the affected guards. The dispute has been turned over to the American Arbitration Association. We believe that the claim is without merit and any ruling by the American Arbitration Association would have minimum impact on earnings. The arbitration hearing was conducted on March 5, 2007 and on April 6, 2007 ruled in favor of Valentec Systems Inc.
     Pursuant to a 1994 environmental class action settlement, Valentec Dayron Corporation (currently Valentec Systems, Inc.) along with Boise Cascade Corporation, Dictaphone Corporation, Harris Corporation, Martin Marietta Corporation, Medalist Industries, Inc and Rockwell International, Inc (herein Members) signed the Woodco Site Custody Account Agreement, dated October 5, 1994 as amended January 28, 2005 which established the “Woodco Site Custody Account” for the purposes of disbursing funds necessary to satisfy the obligations of the Members. Valentec’s current obligation is $1,158 per year for ten years from the date of the Amendment above.
     On August 14, 2006, Valentec Systems, Inc. sustained a fire in its 40mm manufacturing facility. As a result of the fire, the Company experienced a loss of a significant amount of Machinery and Equipment, Inventory and Leasehold Improvements. The Company believed it had property insurance in the amount of $1,284,850. However in December 2006 the Company was notified by its Insurance Broker that the additional $249,850 in coverage requested and believed to be in place as of August 10, four days before the fire, had not been placed. The Broker claims they did not receive clear instructions as to when the additional coverage was to be made effective. Therefore on February 25, 2007, Valentec Systems, Inc filed suit against Moreman, Moore and Company, Inc and its agent Bryan Willis for damages suffered in the amount of $249,850 plus legal costs. The Company believes it has sufficient documentation to assert and sustain its claims against the defendants and is therefore confident in our ability prevail in the litigation.
     There is no other litigation or outstanding claims by or against the Company other than disputes arising in the ordinary course of business

ITEM 4.	Submission of Matters to a Vote of Security Holders
          None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
     The Common Stock is currently quoted on the Pink Sheets under the symbol “VSYN”. The following table shows the high and low prices of our common stock since January 1, 2004, as reported by the National Daily Quotation Service and the Pink Sheets. We began trading under the name of Acorn Holding Corp. on July 7, 1997.
     The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter 2006	$0.26	$0.08
Third Quarter 2006	$0.35	$0.26
Second Quarter 2006	$0.70	$0.28
First Quarter 2006	$0.69	$0.44
Fourth Quarter 2005	$0.60	$0.44
Third Quarter 2005	$0.45	$0.20
Second Quarter 2005	$0.25	$0.14
First Quarter 2005	$0.15	$0.10
Fourth Quarter 2004	$0.25	$0.07
Third Quarter 2004	$0.07	$0.06
Second Quarter 2004	$0.14	$0.06
First Quarter 2004	$0.14	$0.05
     As of April 9, 2007, we had approximately 377 holders of record of our common stock.
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
     Equity Compensation Plan Information
     On January 7, 2007, Valentec adopted the 2006 Equity Incentive Plan for the benefit of the employees, consultants and directors of the Company and of any affiliate thereof and reserved 2,000,000 shares of Common Stock designated for allocation under the plan. The reserved shares may be allocated under the plan either as (i) Incentive Stock Option or Non-Qualified Stock Option, or (ii) Restricted Stock.
     Options granted under the plan to U.S. residents may qualify as incentive stock options within the meaning of Section 422 of the Code. The exercise price for incentive stock options must not be less than the fair market value on the date the option is granted, or 110.0% of the fair market value if the option holder holds more than 10.0% of our share capital.

     On January 2007, the Board of Directors of the Company granted a total of 1,000,000 options to purchase shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan. The options were granted to several employees of the Company and are vested at a rate of 25% per year over 4 years.
     In connection with their service as directors, Mr. Yarborough and Mr. Cianciolo appointed in March 2007 as members of our Board of Directors will receive Valentec’s standard non-employee director cash and equity compensation in accordance with the form of engagement letter approved by Valentec’s Board of Directors, including an annual grant of option to purchase up to 10,000 shares of Common Stock of Valentec under its 2006 Stock Incentive Plan as long as the director holds such office in Valentec, subject to approval by the Board. The shares subject to this option will vest in four equal annual installments upon the completion of each year of board service measured from the grant date.
Recent Sales of Unregistered Securities
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
     On August 19, 2005, Valentec completed a private placement of securities to each of Messrs. Zummo, Gilat, Matheson, and Kreizman pursuant to which each of Mr. Zummo and Mr. Gilat received Warrants to purchase up to 200,000 shares of Common Stock at an exercise price of $0.25 per share and each of Mr. Matheson and Mr. Kreizman received Warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $0.25 per share. The Warrants became exercisable immediately and expire on August 19, 2008.
     In connection with the private placement, Valentec relied on an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Messrs. Zummo, Gilat, Matheson, and Kreizman represented to Valentec that they were “accredited investors” as defined in Rule 501(a) promulgated in the Securities Act and that they were receiving the Warrants for their own account and not with a present view towards the public sale or distribution thereof.
     Warrants issued to Board Members are defined in Item 11.

ITEM 6.	Management’s Discussion and Analysis and Plan of Operations
     The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2006 and December 31, 2005 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 12 of this annual report.
Discussion of Results and Plan of Operation
     As of December 31, 2003, the Company ceased its prior business operations and became a public shell and remained a public shell until its acquisition of Valentec Systems, Inc. which was completed on May 27, 2005 Thus, from December 31, 2003 until May 2005, the Company had no revenues from operations. However, the acquisition of Valentec Systems provided revenue and earnings beginning in 2005.

     The acquisition of the Subsidiary by the Company has been accounted for as a purchase and treated as a reverse acquisition since the former owners of Valentec controlled 77.5% of the total shares of the Common Stock outstanding immediately following the Acquisition. On this basis, the historical financial statements prior to June 6, 2005 have been restated to be those of the accounting acquirer Valentec. The historical stockholders’ equity prior to the Acquisition has been retroactively restated (a re-capitalization) for the equivalent number of shares received in the Acquisition after giving effect to any difference in par value of the Common Stock and Valentec’s common stock. The original 100 shares of Valentec common stock outstanding prior to the reorganization have been reflected as an addition in the stockholders’ equity account of the Company on June 6, 2005.
     In 2006 we experienced a 3% increase in gross revenue over fiscal year 2005 from $19,015,978 to $19,624,883 despite the fact that we lost our 40MM production facility in August 2006 due to a fire in our Louisiana facility, which we were leasing this facility from the State of Louisiana. This line is anticipated to begin full production in April 2007. Gross margin decreased from 34.2% to 22.2%. EBITDA, before one time expenses, decreased 197% from $2,439,199 to ($2,362,436) and pre tax earnings decreased from $79,324 to ($6,002,440) after one time expenses.
     Energetic Manufacturing accounted for 14.1% of the gross revenue with Systems/Management Systems Integration and Metal Parts Manufacturing accounting for 80.5% and 5.4% respectively. The backlog at the end of the year was Energetic Manufacturing $1,661,019 (12.7%), Systems/Management Systems Integration $11,813,922 (87.3%) and Metal Parts Manufacturing $-0- (0.0%) for a total of $13,474,941
     Valentec plans to make investments in bids and proposal activity that, if successful, will significantly increase backlog, future sales and future profits. We intend to bid on new U. S. Army systems ammunition requirements as well as new energetic and metal component requirements. We also intend to make investments in automation equipment for the energetic production that may improve efficiencies and future profits.
     The Board intends to seek out other strategic acquisition candidates that could bring value added to Valentec in terms of increased revenue, profits, cost savings, management talent and diversification.
     Along with its acquisition strategy, Valentec is actively seeking financing alternatives for acquisitions, working capital, product development, marketing, and business opportunities. In this regard, on April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P., (“Cornell”) whereby it can “put” to Cornell, for cash, up to $15 million in our common stock over a two-year period of time. Valentec has no obligation to “put” or draw on this facility and should more attractive financing alternatives become available we will thoroughly evaluate the best opportunities for the Company and its shareholders.
     In late 2006, Valentec Systems Inc. employed the services of an Investment Group, Carter Securities Inc. and Mallon and Associates, to assist in a Private Offering to raise capital for acquisitions, reduction of outstanding debt, working capital, marketing and business opportunities. In conjunction with pursuit of the Private Offering, Valentec entered in January 2007 into a binding term sheet to acquire MAST Technology, Inc. a Missouri based company hereinafter referred to as MAST, in a transaction structure yet to be formally determined, for $15 million in cash, stock and earn-out against future earnings. The term sheet expires on May 20, 2007. MAST is a manufacturer of ammunition and ordnance for the United States Government and other customers specializes in tight propellant charge tolerances and produces 40mm training practice rounds, igniters for demolitions and training and other specialty ammunition products. The transaction contemplated is subject to various conditions precedent and there can be no guaranty that the transaction will be completed..
     Valentec has entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. A credit line of $10,000,000 has been established to provide additional working capital for our growth as well as assistance in the rebuilding of our production facility destroyed by fire in 2006. We plan to use the additional funding for facilitization and additional equipment needed to support the increased backlog.
     Valentec has retained the New York-based Public Relations firm of GW Communications. Mr. Glenn Wiener, President of GW Communications (212) 786-6011 will be the Account Manager of record. GW will work very close with Valentec’s Management and Board of Directors to provide a line of communication to shareholders, investors, the financial community and to the media. They will also provide important market feed back to support the Company’s strategic direction and operational performance.

     The Company is actively structuring its operation to become ISO 9000 compliant. We have on staff experienced professionals with ISO experience and Six-Sigma training.
Stock Compensation Expense
     On January 2007, the Board of Directors of the Company granted a total of 1,000,000 options to purchase shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan. The options were granted to several employees of the Company and are vested at a rate of 25% per year over 4 years. Because the Stock Options were not granted until 2007 no Stock Compensation Expense was recognized in 2006.
Liquidity and Capital Resources
     For the twelve months ended December 31, 2006, the Company had negative cash flow from operations of $6,499,164. On December 31, 2006, the Company had outstanding borrowings (non-related party) of approximately $13,546,699. On December 31, 2006, the Company had total assets of approximately $25,950,749. This is an increase in total assets of $3,274,458 on December 31, 2005.
     The Company’s sources and uses of funds were as follows: (1) it used net cash of $6,499,164 in its operating activities in the twelve months ended December 31, 2006; (2) it received cash of $48,476 in investing activities in the twelve months ended December 31, 2006; and (3) it received $6,519,239 from financing activities in the twelve months ended December 31, 2006, consisting primarily of the release of restricted cash and proceeds from the line of credit. As of December 31, 2006, the Company had a working capital deficiency of $10,043,206.
     The primary source of financing for the Company since its inception has been through the issuance of common stock and borrowings. The Company had cash and cash equivalents of $150,429 as of December 31, 2006 and $81,879 as of December 31, 2005. The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities. In this regard, on April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell”), whereby it can “put” to Cornell, for cash, up to $15 million in the Company’s common stock over a two-year period of time. The Company believes this equity financing should increase its chances of succeeding in its growth plans. The Company anticipates that if it will decide to use the $15 million SEDA, it will enable it to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. In order to make use of the SEDA, the Company had to first increase its authorized capital, become listed on the Over-the-Counter Electronic Bulletin Board (“OTCBB”), what was already achieved, and register additional shares for public sale. There can be no assurance that the Company will be able to successfully comply with these conditions. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. In late 2006, Valentec employed the services of an Investment Group, Carter Securities Inc. and Mallon and Associates, to assist in a Private Offering to raise capital for acquisitions, reduction of outstanding debt, working capital, marketing and business opportunities. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price.
     In 2005, the Company entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. In 2006, the Company increased the credit line from $7,500,000 to $10,000,000 for the purpose of providing additional working capital for the Company. The Company has used the additional funding for facilitization and additional equipment needed to support the increased backlog as well as the rebuilding of Valentec’s 40MM production line destroyed by fire in 2006. The Company plans to pay off all other credit lines in the future with current revenue and cash on hand.
     The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 8.25% as of December 31, 2006. In 2004, the two stockholders waived their right to interest under the notes and the Company recorded an in-kind contribution in the amount of $33,705 which was included in the December 31, 2006 financial statements. The notes are due on demand and have an outstanding balance of $433,274 as of December 31, 2006.
     The Company had a line of credit from Bank One in the amount of $2,000,000 which accrued interest at a rate of Prime less 0.75%. The line of credit was secured by a letter of credit from a related company and personal property of a stockholder. In September 2006, Bank One called this line of credit and it was paid off in full by the letter of credit from the related company, Mikal LTD, and a loan obtained against the personal property of a stockholder from Rockland Credit Finance. In return, the Company issued a promissory note in the amount of $1,000,000 to each of the lenders payable on or before October 31, 2007.
     The Company has a line of credit from Bank Hapoalim in the amount of $4,000,000 accrues interest at a rate of Libor plus 1.75% (At December 31, 2006 7.10% per annum). The line of credit is secured by a letter of credit from a stockholder. At December 31, 2006 $3,930,000 was outstanding under this line.
     The Company has a line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 7.13% per annum. The line of credit is secured by a letter of credit from a stockholder. At December 31, 2006 $500,000 was outstanding under this line.
     The Company has a line of credit from Rockland Credit Finance with a facility limit of $10,000,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at December 31, 2006 10.25%). The line of credit is secured under a Master Factoring Agreement which includes a line on all the assets of the Company. The total amounts available under the line vary based on the total billed and unbilled accounts receivable. The total available as of December 31, 2006 was $10,000,000 based on 70% of in-process receivables and 90% of accounts receivable. At December 31, 2006, $9,116,699 was outstanding under this line. The line of credit agreement requires the company to submit monthly and annual financial reports and stay in compliance with various state and federal laws.
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
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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
     The audit report issued by Grant Thornton on the consolidated financial statements of the Company as of and for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, except that it did contain an explanatory paragraph for the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.
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
     On January 18, 2006, the Company subsidiary terminated Heard, McElroy & Vestal as the Company’s independent accountant due to Heard, McElroy & Vestal’s decision to not continue due to Valentec Systems, Inc. becoming a publicly traded company. Heard, McElroy & Vestal prepared the Company’s 2004 audited financial statements.
     On January 23, 2006, the Company engaged Webb & Company to continue as its principal independent accountant. The Board of Directors approved the appointment of Webb and Company as the Company’s principal independent accountant on January 23, 2006.
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
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the chief executive officer has concluded that the Company’s current disclosure controls and procedures, as designed are sufficiently effective to ensure that such officer is provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported in a timely manner. However, due to recent changes in responsible financial reporting personnel and insufficient training, the implementation of said internal controls have been weakened to cause concerns as to their effectiveness. The Company’s chief executive officer has committed to ensuring sufficient training of responsible financial reporting personnel to correct said issue.
Changes in Internal Controls Over Financial Reporting
     In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that due to changes in financial reporting personnel and inadequate training, the Company’s internal controls over financial reporting have weakened and is reasonably likely to materially effect the Company’s internal controls over financial reporting. A plan has been enacted to ensure adequate training of financial reporting personnel to resolve any potential internal control weaknesses.
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

ITEM 8B.	Other Information
     None.
PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of The Exchange Act
     The following is a list (along with certain biographical information) of the executive officers and directors of Valentec. All of our directors are serving a current term of office, which continues until the next annual meeting of stockholders:

Directors, Executive Officers and Control Persons

Name	Age	Position

Avraham (Miko) Gilat	57	Director
		(June 6, 2005 — Present)

Robert A. Zummo	65	Director, Chief Executive Officer and Chairman of the Board
		(June 6, 2005 — Present)

Zvi Kreizman	52	Director
		(June 6, 2005 — Present)

August Cianciolo		Director
		(March 13, 2007 — Present)

W. Glenn Yarborough, Jr		Director
		(March 13, 2007 — Present)

Stephen J. Shows	65	Vice President of Operations / General Manager
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
ROBERT A. ZUMMO was named director of the Company on June 6, 2005 to serve until the next annual election of directors. Mr. Zummo also has been the President and Chief Executive Officer of the Company since June 6, 2005. Mr. Zummo has been a member of the Valentec Systems board of directors since October 2000. Mr. Zummo currently serves as the President and Chief Executive Officer of Valentec Systems, positions that he has held since October 2000. Mr. Zummo was also chairman of the board of directors of Valentec Systems. Prior to joining Valentec in 2000, Mr. Zummo served as Executive Vice President of General Defense; a Maryland based artillery-manufacturing company. Prior to that, Mr. Zummo served as Vice President of Program Management of Avco Aerostructures, a wing and stabilizer manufacturing company.
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
STEPHEN J. SHOWS has been Vice President of Operations and General Manager of Valentec Systems, Inc. since 1998. Mr. Shows was General Manager for Thiokol Corporation at the Louisiana Army Ammunition Plant and Longhorn Army Ammunition Plant from 1985 to 1995. Mr. Shows began his career in 1962 at the Louisiana Plant as an engineering technician and has over 40 years managerial experience in the defense industry to include assembly and metal parts manufacturing. His experience also includes positions as Program Director, Operations

Director, Manufacturing Manager, Planning Manager and Materials Manager functions. Mr. Shows received his BS in Business Administration from Southwest University in Metairie, Louisiana.
(RET) LIEUTENANT GENERAL GUS CIANCIOLO was appointed as a member of the Board of Directors of the Company on March 17, 2007 to serve until the next annual election of directors. Mr. Cianciolo has held a wide variety of important command and staff positions during his 33-year Army career, culminating as the Military Deputy to the Assistant Secretary of the Army for Research, Development, and Acquisition. He also served as the Director of the Army Acquisition Corps. General Cianciolo’s diverse background in research, development, and acquisition included service as the Deputy Commanding General for Research, Development, and Acquisition, Army Material Command, and as Commanding General, U.S. Army Missile Command. He was also Project Manager for two major Army Weapon systems programs, one involving international participation by four NATO countries. After retiring from the U.S. Armed Forces, Mr. Cianciolo served as Senior Vice President of Cypress International, a global business development organization that assists clients in the marketing of their defense products and relations services worldwide. He later joined the SPECTRUM Group as an associate and was named President in January 2007. The SPECTRUM Group is a privately held corporation that provides consulting services to corporations that primarily conduct business with the U.S. government and related agencies. Its membership consists of more than 65 distinguished professionals with experience, expertise and relationships at the highest levels of government and business. In addition to his board role with Valentec, Mr. Cianciolo sits on the Board of Directors of Nammo, Inc., a privately held supplier of electronics and aviation munitions. He also sits on the Advisory Boards of Fabrique National Manufacturing Inc., CPU Technologies and Combined Systems, Inc. He holds a B.S. degree in Business Administration from Xavier University and a M.S. degree from the University of Southern California.
W. GLENN YARBOROUGH, JR. was appointed as a member of the Board of Directors of the Company on March 17, 2007 to serve until the next annual election of directors. He retired from the U.S. Army as Colonel, after a distinguished 27 years of service. He is currently the Founder of Chief Executive Officer of WGY & Associates, LLC, a high technology defense, management and government relations consulting practice. Before founding the firm in 2001, he served as President and Chief Executive Officer of Allied Research Corporation, a publicly traded diversified defense and commercial electronic security firm (now Allied Defense Group). While with Allied, he helped the Company grow via acquisition and strengthen its global operations and, he successfully led a financial turnaround, making Allied one of the industry’s fastest growing companies. Before joining Allied, Mr. Yarborough was Director of Marketing of the Grumman Corporation, overseeing three business programs in the areas of test equipment, vehicular intercom systems and advanced radars. Earlier in his career, he served as the Washington Manager with Ford Aerospace / BDM Corporation, where he was responsible for contract generation with government agencies and as Director of Operations with Italian Advanced Industries, where he helped launch the Company’s U.S. operations with a key focus on the U.S. military. Throughout his career, Glenn has worked closely with many detailed segments of the Department of Defense, Department of the Air Force, Army, Navy, DARPA, FBI, Transportation Security Administration, Department of Homeland Security, NSA, the CIA and the Authorization and Appropriation Committees of the House and Senate. Before retiring from the U.S. Armed Forces, he served as Military Assistant to the Assistant Secretary of the Army for Research, Development and Acquisition. Mr. Yarborough serves on the Board of Directors of Carleton Technology, EADA North America Defense Company, Easter Seals, So Others Might Eat (SOME), Friends of the McLean Community Center, the Patton Museum of Armor and Cavalry, the U.S. Cavalry Association and the Board of the Moore School of Business at the University of South Carolina. He holds a B.A. and M.B.A. from the University of South Carolina and is a graduate of the Executive Program, University of Virginia, the Naval War College and the Army’s Command & General Staff College.
     There are no family relationships between any executive officers or directors of the Company.
     Valentec announced in January 2007 that as part of the term sheet signed with MAST as further detailed above, it was agreed that Gerald Pickens, President and CEO of MAST will join Valentec as Chief Operating Officer subject to the consummation of the transaction. Mr. Pickens has enjoyed a 35+year career in the defense sector, working in the areas of manufacturing, product development, operations, logistics, quality control and finance. Before his appointment to President of CEO of MAST, he served as Director of Operations and prior to, was Operations Manager at Day and Zimmerman, Inc. Mr. Pickens is a member of the National Management

Association, American Management Association and National Defense Industrial Association and received a Bachelors of Science (B.S.) from Sam Houston State University.
     Additionally, Jay Bell, formerly Vice President of Sales and Marketing of MAST Technology who has been appointed as MAST Technology’s President, a position he will assume upon closing of the transaction. Bell had previously served as President and CEO of MAST Technology from 1999-2004 before taking on sales and marketing responsibilities when Gerald Pickens was appointed to that role. Mr. Bell is active in a number of defense, operations and financial institutions and is a member of the NDIA Small Arms Committee. He holds a Bachelors of Arts (B.A.) from the University of Southern California.
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
Section 16(a) Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors, executive officers and persons who own more than 10% of the outstanding shock of the Company file initial reports of ownership and reports of changes in ownership in such common stock with the SEC. Officers, directors and stockholders who own more than 10% of the outstanding common stock of the Company are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file. To the knowledge of the Company, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2006, all officers, directors and 10% stockholders other than Avraham Gilat and Zvi Kreizman complied with all applicable Section 16(a) filing requirements.
Code of Ethics
     Effective April 3, 2006, our board of directors adopted a preliminary Code of Business Conduct and Ethics that applies to, among other persons, our senior executives (being our principal executive officer, principal accounting officer and senior vice presidents, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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
     Our Code of Business Conduct and Ethics requires, among other things, that all of our Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.
     In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.
     Our Code of Business Conduct and Ethics is filed as an exhibit to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Valentec Systems, Inc., 2629 York Avenue, Minden, Louisiana 71055.
Corporate Governances
     The Board of Directors is currently reviewing but has not yet adopted a comprehensive corporate governance policy. As part of our review, we are currently examining our corporate governance and other policies and procedures. Following such examination, we expect to adopt Corporate Governances applicable to all directors, officers and employees.

ITEM 10.	Executive Compensation
     The following table sets forth the compensation awarded by the Company for the fiscal years ended December 31, 2006, 2005 and 2004 to the Company’s named executive officers and directors.
SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Robert Zummo Director, President And CEO	2006	514,113	0	0	0	0	0	0	514,113
	2005	382,997	50,000	0	200,000	0	0	0	432,997
	2004	334,113	0	0	0	0	0	0	334,113

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compen-sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stephen J. Shows Vice President and General Manager	2006	154,784	0	0	0	0	0	0	154,784
	2005	149,234	20,000	0	0	0	0	0	169,234
	2004	147,022	12,500	0	0	0	0	0	159,522
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards				Stock Awards
	Number of Securities							Equity Incentive Plan
Name	Underlying Unexercised Options		Equity Incentive Plan Awards					Award
Market
or
							Market		Payout
							Value		Value
							of	Number	of
							Shares	of	Unearned
							or	Unearned	Shares,
			Number			Number	Units	Shares,	Units
			of			of Shares	of	Units or	or
			Securities			or Units	Stock	Other	Other
			Underlying			of Stock	That	Rights	Rights
			Unexercised			That Have	Have	That Have	That Have
			Unearned	Option	Option	Not	Not	Not	Not
	(#)	(#)	Options	Exercise	Expiration	Vested	Vested	Vested	Vested
	Exercisable	Un-exercisable	(#)	Price ($)	Date	(#)	($)	(#)	($)
Robert Zummo Director, President and CEO	0	200,000	200,000	0.25	August 19,2008	0	0	0	0
Stephen J. Shows Vice President and General Manager	0	0	0	0	0	0	0	0	0

Compensation of Directors
     Each non-employee director receives (i) $500 per meeting in which the director attends; (ii) an annual grant of option to purchase up to 10,000 shares of Common Stock of Valentec under its 2006 Stock Incentive Plan as long as the director holds such office in Valentec, subject to approval by the Board. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.
     The table below summarizes the compensation that we paid to non-employee directors for the fiscal year ended December 31, 2006.
DIRECTOR COMPENSATION

Nonqualified
				Non-Equity	Deferred
	Fees Earned or Paid			Incentive Plan	Compensation	All Other
	in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Avraham (Miko) Gilat	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Zvi Kreizman	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
August Cianciolo	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
W. Glenn Yarborough, Jr.	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Stock Option Grants and Values
     During the fiscal year ended December 31, 2006, there were no stock option grants or stock appreciation rights granted to any of the Company’s officers or directors. Effective September 30, 2003, all previous executive officers and directors relinquished their rights to any unexercised stock options held by such under the Company’s stock option plans. In May 2005, the board of directors cancelled all outstanding options to purchase common stock. Accordingly, as of December 31, 2005, there were no exercisable or non-exercisable options held by any employee, officer, director or other person.
     On January 2007, the Board of Directors of the Company granted a total of 1,000,000 options to purchase shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan. The options were granted to several employees of the Company and are vested at a rate of 25% per year over 4 years.
     In connection with their service as directors, Mr. Yarborough and Mr. Cianciolo appointed in March 2007 as members of our Board of Directors will receive Valentec’s standard non-employee director cash and equity compensation in accordance with the form of engagement letter approved by Valentec’s Board of Directors, including an annual grant of option to purchase up to 10,000 shares of Common Stock of Valentec under its 2006 Stock Incentive Plan as long as the director holds such office in Valentec, subject to approval by the Board. The shares subject to this option will vest in four equal annual installments upon the completion of each year of board service measured from the grant date.

Employment Arrangements
     Mr. Zummo, Chairman and CEO, has entered into a two (2) year employment agreement with automatic one-year extensions effective January 1, 2006; pursuant to which, Valentec agrees to pay Mr. Zummo a base salary at the annual rate of $520,000. The Board of Directors resolved that upon consummation of the transaction with MAST, Mr. Zummo’s annual base salary shall be $320,000. In addition, Mr. Zummo is eligible for a bonus payable at, and in an amount to be determined by, the Board of Directors. He is also entitled to benefits provided to other members of Valentec’s senior management. In the event Mr. Zummo is terminated for reasons other than: conviction of a felony; any act involving moral turpitude; commission of a misdemeanor where imprisonment is imposed; commission of any act of theft, fraud, dishonesty or falsification of any employment or company records; improper disclosure of confidential or proprietary information; actions detrimental to Valentec’s reputation or business; failure to perform reasonable duties; breach of his employment agreement; a course of conduct amounting to gross incompetence; chronic and unexcused absenteeism; unlawful appropriation of a corporate opportunity; or misconduct in connection with the performance of duties, then Mr. Zummo is entitled to a severance payment equal to the balance of the term of his agreement. If Mr. Zummo terminates his employment due to a change of ownership of Valentec or a change in location of his employment, he will be entitled to full compensation including benefits for the remainder of the term of his employment agreement. In addition, Mr. Zummo is subject to confidentiality provisions.
     Mr. Shows (Vice President/General Manager) has entered into an employment agreement with Valentec Operating Corp. on July 1, 2003; pursuant to which, Valentec Operating Corp. agrees to pay Mr. Shows a base salary at the annual rate of $150,000. In addition, Mr. Shows is eligible for a bonus payable at, and in an amount to be determined by, Valentec’s Chairman. He is also entitled to benefits provided to other members of Valentec’s senior management. In the event Mr. Shows is terminated for reasons other than: conviction of a felony; any act involving moral turpitude; commission of a misdemeanor where imprisonment is imposed; commission of any act of theft, fraud, dishonesty or falsification of any employment or company records; improper disclosure of confidential or proprietary information; actions detrimental to Valentec’s reputation or business; failure to perform reasonable duties; breach of his employment agreement; a course of conduct amounting to gross incompetence; chronic and unexcused absenteeism; unlawful appropriation of a corporate opportunity; or misconduct in connection with the performance of duties, then Mr. Shows is entitled to a severance payment equal to 52 weeks of his base salary. If Mr. Shows terminates his employment due to a change of ownership of Valentec or a change in location of his employment, he will be entitled to full compensation including benefits for the remainder of the term of his employment agreement. In addition, Mr. Shows is subject to confidentiality provisions. This agreement was automatically renewed December 31, 2006 for a period of one year.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, and the address of such beneficial owner, as of April 9, 2007 for (i) each person known by the Company to be the beneficial owner of five percent or more of the outstanding common stock (the “Principal Stockholders”), (ii) each of the Company’s officers, directors and consultants, and (iii) all of the Company’s executive officers, directors, consultants as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. The number of shares of Common Stock owned includes shares of Common Stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 9, 2007. For each beneficial owner, officer, director or consultant, his or her percentage of shares outstanding is based upon 15,538,165 shares outstanding as of April 9, 2007.

	As of April 9, 2007
	Beneficially		Percentage of
Name and Address(1)	Owned		Class(8)
Robert A. Zummo	6,804,610	(2)	43.8%
Global Systems, Inc.	6,604,610	(3)	42.5%

	As of April 9, 2007
	Beneficially		Percentage of
Name and Address (1)	Owned		Class(8)
Avraham (Miko) Gilat	6,804,610	(4)	43.8%
Armament Systems International, Inc.	6,604,616	(5)	42.5%
Zvi Kreizman	100,000	(6)	0.6%
Larry Matheson	100,000	(7)	0.6%
Stephen J. Shows	0		0%
August Cianciolo	0		0%
W. Glenn Yarborough, Jr.	0		0%
All Current directors and executive officers as a group (6 persons)	13,809,220		88.87	%(8)
(1)	Unless otherwise indicated, the address of all the Company’s directors and executive officers is c/o the Company’s principal executive offices at 2629 York Avenue, Minden, Louisiana 71055.

(2)	Includes 200,000 shares issuable upon exercise of an immediately exercisable warrant and 6,604,610 shares of Common Stock held directly by Global Systems, Inc. of which Mr. Zummo is President and CEO.

(3)	Includes 6,604,610 shares of Common Stock held directly by Global Systems, Inc. Global Systems, Inc.’s address is 9475 High Meadows Ranch, Durango, Colorado 81301.

(4)	Includes 200,000 shares issuable upon exercise of an immediately exercisable warrant and 6,604,610 shares of Common Stock held directly by Armament Systems International, Inc. of which Mr. Gilat is President and CEO

(5)	Includes 6,604,610 shares of Common Stock held directly by Armament Systems International, Inc. Armament Systems International, Inc.’s address is 3 Bethesda Metro Center, Suite 750, Bethesda, Maryland 20814.

(6)	Includes 100,000 shares issuable upon exercise of an immediately exercisable warrant.

(7)	Includes 100,000 shares issuable upon exercise of an immediately exercisable warrant.

(8)	As of April 9, 2007, the Company had 15,538,165 shares of Common Stock issues and outstanding.
Equity Compensation Plan Information
     Our 2006 Equity Incentive Plan was approved by a written consent of the holders of a majority of our outstanding common stock.
     On January 7, 2007, 2,000,000 shares of common stock were authorized for issuance, 1,000,000 of such options shares have been granted with a weighted average exercise price of $0.18 per shares and 1,000,000 stock options for shares of common stock are available for issuance of stock options available for future grants under our 2006 Equity Incentive Plan.

     The following table provides information as of December 31, 2006, with respect to the shares of common stock that may be issued under our existing equity compensation plan.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of shares of	Weighted-average	future issuance under
	common stock to be issued	exercise price of	equity compensation plans
	upon exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in the second
Plan Category	warrants and rights	and rights	1,000,000 column)

Equity compensation plans approved by security holders	1,000,000	$	1,000,000

Equity compensation plans not approved by security holders	—	—	—
Total	1,000,000	$	1,000,000

ITEM 12. Certain Relationships, Related Transactions and Director Independence
     Valentec regularly engages in business with Soltam and Valentec International Limited (VIL) and their affiliates. Avraham (Miko) Gilat, director of Valentec is the chair of Soltam and an indirect equity owner of Soltam Systems. VIL is controlled by directors Avraham (Miko) Gilat and Robert A. Zummo and is owned by Mr. Zummo and Soltam.
     Valentec is currently fulfilling orders from Soltam to provide 120mm Weapon Mortar Systems as well as 60mm, 81mm, and 120mm ammunition to the Israeli Defense Forces.
     Valentec had a line of credit that was guaranteed by Mr. Zummo and by Soltam. Mr. Zummo used personal property to guarantee $1,000,000 of the Line of Credit at Bank One and Soltam Systems put up a $1,000,000 Letter of Credit to use as collateral on the additional $1,000,000 Line of Credit at Bank One. During 2006 Bank One called this line of credit. Mikal LTD paid for the $1,000,000 guaranteed by Soltam Systems and Mr. Zummo arranged a loan for $1,000,000 with Rockland Credit Finance against personal property. In return, Valentec issued a promissory note in the amount of $1,000,000 to each of the lenders payable on or before October 31, 2007. Soltam has also put up a $500,000 Letter of Credit to guarantee a note at Bank Leumi in New York for a $500,000 Line of Credit for an aggregate Credit Line of $2,500,000.
     Valentec obtained loans from Soltam Systems and Robert A. Zummo. The loans to the Company were made in the amount of $400,000 each and were used for working capital in 2001. The balance due as of December 31, 2006 for each loan was $216,637 respectively.
     Valentec has a line of credit at Bank Hapoalim for $4,000,000 guaranteed by a letter of credit from Mikal Corporation in which Mr. Gilat is a controlling party.
     Valentec and Mikal have previously entered into a management fees arrangement, according to which Mikal is entitled to receive an amount of $324,000 per annum in consideration for management services provided by Mikal. The Board of Directors resolved that upon consummation of the transaction with MAST, Mikal annual management fees shall be $120,000.
     On March 13, 2007, our Board of Directors approved the entry into Indemnification Agreements (the “Indemnification Agreement”), between the Company and each of the directors and officers of the Company.
     Pursuant to the form of Indemnification Agreement, subject to the exceptions and limitations provided therein,

Valentec has agreed to hold harmless and indemnify its directors and officers to the fullest extent authorized by Valentec’s certificate of incorporation, Bylaws and the Delaware law, and against any and all expenses, judgments, fines and settlement amounts actually and reasonably incurred by them in connection with any threatened, pending or completed action, suit or proceeding arising out of their services as directors or officers, as applicable.
     We believe that all of the above transactions and arrangements were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties. There can be no assurance, however, that future transactions or arrangements between us and our affiliates will be advantageous, that conflicts of interest will not arise with respect to these transactions or arrangements, or that if conflicts do arise, they will be resolved in a manner favorable to us. Any future transactions will be approved by a majority of the independent and disinterested members of our board of directors, outside the presence of any interested director and, to the extent deemed necessary or appropriate by the board of directors, we will obtain fairness opinions or stockholder approval in connection with any such transaction.
ITEM 13. Exhibits
     (a) Exhibits:

Exhibit Number	Title of Document	Location

3.1	Certificate of Incorporation of Registrant	Incorporated by reference as Exhibit 3.1 to Form 8-K filed on April 11, 2005

3.2	Certificate of Incorporation of Valentec Systems, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on April 11, 2005

3.3	By-laws of Registrant	Incorporated by reference as Exhibit 3 to Form 10-QSB filed on November 7, 1996

3.4	By-laws of Valentec Systems, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 14, 2005

10.1	Stock Purchase and Share Exchange Agreement, dated May 27, 2005, by and among Registrant, Valentec Systems, Inc. and the stockholders of Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 27, 2005

10.2	Assignment and Assumption Agreement, dated as of June 6, 2005, by and between Acorn Holdings Corp. and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed on June 10, 2005

10.3	Standby Equity Distribution Agreement, dated as of April 28, 2005, by and between Valentec Systems, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on June 10, 2005

10.4	Promissory Note of Valentec Systems, Inc., dated as of April 28, 2005, to Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.3 to Form 8-K filed on June 10, 2005

10.5	Security Agreement, effective as of April 28, 2005, by and between Valentec Systems, Inc. and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed on June 10, 2005

Exhibit Number	Title of Document	Location

10.6	Warrant to Purchase Common Stock issued by Valentec Systems, Inc. to Cornell Capital Partners, LP on April 28, 2005	Incorporated by reference as Exhibit 10.5 to Form 8-K filed on June 10, 2005

10.7	Registration Rights Agreement, dated as of April 28, 2005, by and between Valentec Systems, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.6 to Form 8-K filed on June 10, 2005

10.8	Placement Agent Agreement, dated as of April 28, 2005 between Valentec Systems, Inc. and Newbridge Securities Corporation	Incorporated by reference as Exhibit 10.7 to Form 8-K filed on June 10, 2005

10.9	Escrow Agreement, dated as of April 28, 2005, by and among Valentec Systems, Inc., Cornell Capital Partners, LP. And David Gonzalez, Esq., as Escrow Agent	Incorporated by reference as Exhibit 10.8 to Form 8-K filed on June 10, 2005

10.10	Lock-Up Agreement, dated April 28, 2005, by and between Valentec Systems, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.3 to Schedule 13D filed on October 3, 2005

10.11	Warrant to Purchase Common Stock issued by Registrant to Robert Zummo, on August 19, 2005	Incorporated by reference as Exhibit 10.1 to Form 8-K filed on August 24, 2005

10.12	Warrant to Purchase Common Stock issued by Registrant to Avraham (Miko) Gilat, on August 19, 2005	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on August 24, 2005

10.13	Warrant to Purchase Common Stock issued by Registrant to Larry Matheson, on August 19, 2005	Incorporated by reference as Exhibit 10.3 to Form 8-K filed on August 24, 2005

10.14	Warrant to Purchase Common Stock issued by Registrant to Zvi Kreizman, on August 19, 2005	Incorporated by reference as Exhibit 10.4 to Form 8-K filed on August 24, 2005

10.15	Master Factoring Agreement, dated as of September 1, 2005, by and among Registrant and Valentec Systems, Inc. and Rockland Audit Finance LLC	Incorporated by reference as Exhibit 10.1 to Form 8-K filed on September 8, 2005

10.16	Addendum No. 1 to Master Factoring Agreement, dated as of September 1, 2005, by and among Registrant and Valentec Systems, Inc. and Rockland Credit Finance LLC	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on September 8, 2005

10.17	Revolving Credit Promissory Note issued by Registrant and Valentec Systems, Inc. to Rockland Credit Finance LLC on September 1, 2005	Incorporated by reference as Exhibit 10.3 to Form 8-K filed on September 8, 2005

10.18	Instrument of Assignment, dated August 23, 2005, by and between Rockland Credit Finance LLC and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.12 to Form 8-K filed on December 14, 2005

Exhibit Number	Title of Document	Location

10.19	Award/Contract No. W52P1J-05-0015, dated February 3, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.5 to Form 8-K filed on December 14, 2005

10.20	Award/Contract No. W52PIJ-05-C-0024, dated April 18, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.6 to Form 8-K filed on December 14, 2005

10.21	Amendment of Solicitation/Modification of Contract No. W52PIJ-05-C-0024, dated July 15, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.7 to Form 8-K filed on December 14, 2005

10.22	Amendment of Solicitation/Modification of Contract No. W52PIJ-04-C-0103, dated July 11, 2005, by and between HQAFSC (US Army) and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.9 to Form 8-K filed on December 14, 2005

10.23	Facility Use Agreement, dated January 1, 2005 by and between Louisiana Military Department and Valentec Systems, Inc.	Incorporated by reference as Exhibit 10.15 to Form 8-K filed on December 14, 2005

10.24	Employment Agreement, effective as of January 1, 2006, by and between the Registrant and Robert A. Zummo	Incorporated by reference as Exhibit 10.24 to Form 10-KSB filed on April 17, 2006

10.25	Promissory Note to Soltam Systems, Inc.	Incorporated by reference as Exhibit 10.25 to Form 10-KSB filed on April 17, 2006

10.26	Promissory Note to Robert Zummo	Incorporated by reference as Exhibit 10.26 to Form 10-KSB filed on April 17, 2006

10.27	Promissory Note to Bank Leumi USA	Incorporated by reference as Exhibit 10.27 to Form 10-KSB filed on April 17, 2006

10.28	Promissory Note to Bank Hapoalim	Incorporated by reference as Exhibit 10.28 to Form 10-KSB filed on April 17, 2006

10.29	Promissory Note to Robert Zummo dated November 19, 2006	Provided Herewith

10.30	Promissory Note to Mikal Ltd. dated November 19, 2006	Provided Herewith

10.31	Form of Directors and Officers Indemnification Agreement	Incorporated by reference as Exhibit 99.3 to Form 8-K filed on March 13, 2007

10.32	2006 Equity Incentive Plan	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on January 8, 2007

Exhibit Number	Title of Document	Location

10.33	Form of Directors Engagement Letter	Incorporated by reference as Exhibit 99.2 to Form 8-K filed on March 13, 2007

14.1	Code of Business Conduct and Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-KSB filed on April 17, 2006

21	List of subsidiaries of the Company	Incorporated by reference as Exhibit 21 to Form 10-KSB filed on November 17, 2005

31.1	Certification by the Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Provided herewith

32.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
     (b) Report on Form 8-K
     On January 8, 2007 the Company filed a Current Report on Form 8-K announcing that it obtained the written consent, in lieu of a meeting of stockholders of the Company, from the holders of a majority of the outstanding voting power of the Company’s common stock, approving the recommendation of the board of directors of the Company to (i) adopt the 2006 Equity Incentive Plan for the benefit of the employees, consultants and directors of the Company and of any affiliate thereof, a copy of which is attached as an exhibit hereto (the “Plan”), and (ii) to reserve 2,000,000 shares of Common Stock designated for allocation under the Plan (the “Reserved Shares”).
     On January 16, 2007 the Company filed a Current Report on Form 8-K announcing that its Board of Directors granted a total of 1,000,000 options to purchase shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan.
     On January 22, 2007, the Company filed a Current Report on Form 8-K announcing it entered into a binding term sheet to acquire all of the outstanding capital stock of MAST Technology, Inc., a Missouri based company hereinafter referred to as MAST, in a transaction structure yet to be formally determined.
     On March 13, 2007, the Company filed a Current Report on Form 8-K announcing the appointment of (ret.) Colonel W. Glenn Yarborough, Jr. and (ret.) Lieutenant General Gus Cianciolo as members of its Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified or their earlier resignation or removal. The Company also announced the approved of entry into Indemnification Agreements with each of the directors and officers of the Company.
     On March 26, 2007, the Company filed a Current Report on Form 8-K announcing that it has been awarded a $3.6 million contract to produce and integrate 56, 120mm Recoiling Mortar Systems (“RMS6”) for the Israeli Defense Forces.
     On April 12, 2007, the Company filed a Current Report on Form 8-K announcing that it has received $3.1 million in new orders to produce its 40mm White Star Parachute flares for the U.S. Army.

ITEM 14.	Principal Accountant Fees and Services
     Webb & Company served as our independent registered public accounting firm for fiscal year 2006. Heard McElroy and Vestal served as our public accounting firm for the filing of our Federal and State Income Tax Returns in 2006 and as its Principal Accounting Firm in 2005. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2006 and 2005 fiscal years.

	2006	2005
Audit and related fees	65,152	62,495
Tax fees	—	8,243
All other fees	—	5,948
Total	65,152	76,686
Pre-Approval Policy for Audit and Non-Audit Services
     The Company did not utilize any services other than audit and tax services in fiscal year 2006 and 2005. It is the policy of the Company’s board of directors to pre-approve the retention of the auditors and their services.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2006
VALENTEC SYTEMS, INC.
	By:	/s/ Robert Zummo
Robert Zummo, Chairman, President and
Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Zummo Robert A. Zummo	Chairman, President and Chief Executive Officer, Director and Principal Accounting Officer

/s/ Avraham (Miko) Gilat Avraham (Miko) Gilat	Director

/s/ Zvi Kreizman Zvi Kreizman	Director

/s/ August Cianciolo	Director
August Cianciolo

/s/ W. Glenn Yarborough, Jr.	Director
W. Glenn Yarborough, Jr.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	F-6 — F-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Valentec Systems, Inc. and Subsidiary:
We have audited the accompanying consolidated balance sheet of Valentec Systems, Inc. and subsidiary as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Valentec Systems, Inc. and subsidiary as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has a working capital deficiency of $10,043,206 and a negative cash flow from operations of $6,499,164. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 16. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
WEBB & COMPANY, P.A.
Boynton Beach, Florida
May 14, 2007

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Cash	$150,429
Accounts receivable and in-process billings, net	17,409,093
Prepaid and other expenses	90,383
Inventories, net	413,929
Total Current Assets	18,063,834

PROPERTY AND EQUIPMENT, NET	1,670,706

OTHER ASSETS
Deferred income tax	92,513
Insurance Proceeds Due	249,850
Contract development cost, net	5,841,910
Deposits	31,936

Total Other Assets	6,216,209

TOTAL ASSETS	$25,950,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	8,461,574
Accrued salaries and payroll withholding	166,480
Lines of credit	13,546,699
Note payable — stockholders	2,509,333
Deferred revenue	1,426,599
Due to related party	1,468,683
Current Portion — Capital Leases	26,585
Customer Deposits	25,845
Deferred income taxes payable	475,241

Total Current Liabilities	28,107,039

COMMITMENTS AND CONTINGENCIES
LONG TERM LIABILITIES
Capital Leases — Long Term	107,912

Total Long Term Liabilities	107,912

TOTAL LIABILITIES	28,214,951

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding	-0-
Common stock, $0.01 par value, 250,000,000 shares authorized, 15,538,165 shares issued and outstanding	155,382
Additional paid in capital	3,170,682
Accumulated Deficiency	(5,393,517)
Stockholder Advance	(196,749)

Total Stockholders’ Deficiency	(2,264,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$25,950,749

See accompanying notes to consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES
Contract revenues	$19,624,038	$19,015,978

COST OF GOODS SOLD	15,268,010	12,497,159

GROSS PROFIT	4,356,028	6,518,819

OPERATING EXPENSES
Fringe benefit expenses	589,804	662,099
Overhead expenses	3,503,185	2,130,485
General and administrative	3,464,258	2,714,664

Total Operating Expenses	7,557,247	5,507,248

INCOME (LOSS) FROM OPERATIONS	(3,201,219)	1,011,571

OTHER INCOME (EXPENSE)
Fire Casualty Loss	(442,837)	-0-
Interest income	2,640	46,019
Miscellaneous	9,685	—
Interest expense	(2,365,222)	(415,471)

Total Other Income (Expense)	(2,795,734)	(369,452)

INCOME (LOSS) BEFORE INCOME TAXES	(5,996,953)	642,119

Provision for Income Taxes	5,487	241,731

NET INCOME (LOSS)	$(6,002,440)	$400,388

Net income (loss) per share — basic and diluted	$(0.39)	$0.06

Weighted average number of shares outstanding during the period — basic and diluted	$15,529,392	$6,363,183

See accompanying notes to consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock			Common Stock		Additional		Deferred
						Paid-In	Retained	Offering	Stockholder
	Shares	Amount		Shares	Amount	Capital	Earnings	Costs	Loan	Total

Balance, December 31, 2004	—		—	5,423,130	54,231	2,938,038	208,535	—	—	3,200,804

Stock issued in reverse merger	—		—	1,573,970	15,740	(15,740)	—	—		—

Fair value of warrants issued for deferred offering costs	—		—	—	—	26,458	—	(26,458)		—

Deferred offering costs of SEDA	—		—	—	—	—	—	(621,254)		(621,254)

Fair value of warrants issued to directors	—		—	—	—	15,575	—	—		15,575

Fair value of warrants issued with note payable	—		—	—	—	26,458	—	—		26,458

In-Kind Stockholder Loan Interest						42,846				42,846

Net income, 2005	—		—	—	—	—	400,388	—		440,388

Balance, December 31, 2005	—		—	6,997,100	69,971	3,033,635	608,923	(647,712)	—	3,064,817

In-Kind Stockholder Loan Interest						33,705				33,705

Write Off Deferred Offering Costs								647,712		647,712
Stock issued due to Stock Purchase and Share Exchange Agreement				7,786,050	77,861	(77,861)				—

Stock Issued to Consultants				755,015	7,550	181,203				188,753

Advance to Stockholder									(196,749)	(196,749)

Net Loss, 2006							(6,002,440)			(6,002,440)

BALANCE, DECEMBER 31, 2006		$		15,538,165	$155,382	$3,170,682	$(5,393,517)	$—	$(196,749)	$(2,264,202)

See accompanying notes to consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(6,002,440)	$400,387
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	826,458	884,460
Fire Casualty Loss	442,837	—
Write off of Deferred Offering Costs	647,712	—
Fair value of stock options issued	—	15,575
Amortization of note payable discount	—	26,458
Interest expense contributed in-kind	33,705	42,846
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and in-process billings	(4,802,165)	(10,785,380)
Inventory	196,093	(716,250)
Prepaid expense	33,980	(156,299)
Increase (decrease) in:
Accounts payable and accrued expenses	3,512,488	2,947,888
Due to related party	476,445	(334,911)
Accrued interest related party	26,059	—
Deferred income taxes	—	236,653
Deferred revenue	(1,890,337)	888,994

Net Cash Provided By (Used In) Operating Activities	(6,499,165)	(6,549,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	1,327,468
Development fees capitalized	—	(512,961)
Cash received from insurance settlement	1,035,000	—
Purchase of property and equipment	(986,524)	(556,393)

Net Cash Provided By (Used In) Investing Activities	48,476	258,114

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	26,458
Proceeds from notes payable — stockholders	2,050,000	(196,749)
Proceeds from line of credit	6,482,623	6,781,618
Proceeds from note payable	—	1,000,000
Repayment of note payable	(1,999,545)	(1,000,000)
Payments on capital leases	(13,839)	—
Due to shareholders	—	(500,181)

Net Cash Provided By Financing Activities	6,519,239	6,111,146

NET INCREASE (DECREASE) IN CASH	68,550	(180,318)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,879	262,197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,429	$81,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Deferred offering costs	$(188,753)	$—
Cash paid for interest	$2,365,222	$376,625

Cash paid for income taxes	$5,487	$—

See accompanying notes to consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

On May 27, 2005, Valentec Systems, Inc. consummated an agreement with Valentec Operating Corp, pursuant to which Valentec Operating Corp. exchanged all of its 100 shares then issued, and outstanding shares of common stock for 5,423,130 shares or approximately 78% of the common stock of Valentec Systems, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer Valentec Systems, Inc.

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

(B) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for 2006 include amortization of development costs, estimation of cost to complete long term contracts, valuation allowance on deferred tax asset and allocation of overhead costs.

(C) Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

As of December 31, 2006, the Company does not have any balances in excess of federally insured limits.

(D) Principles of Consolidation

The 2006 consolidated financial statements include the accounts of Valentec Systems, Inc., f/k/a Acorn Holding Corp. and its subsidiary, Valentec Operating Corp. The 2005 consolidated financial statements include the accounts of Valentec Systems, Inc from May 27, 2005 and Valentec Operating Corporation. All significant inter company accounts and transactions have been eliminated.

(E) Inventory

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

(F) Property and Equipment

Property and equipment are recorded at the original cost to the Company. Assets are being depreciated using the straight line balance method over predetermined lives of three to ten years.

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

Revenue recognized on contracts for which billings have not been presented to customers is included in the accounts receivable and in-process billings classification on the balance sheet.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable, notes payable, lines of credit and deferred revenue approximate fair value due to the relatively short period to maturity for these instruments.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(I) Earnings Per Share

Basic and diluted net earnings per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” The effect of 1,000,000 and 1,000,000 warrants are not included in the 2006 and 2005 calculation of diluted net income (loss) as the effect is anti-dilutive.

(J) Product Information

The company operates in three major product lines, systems management and integration, energetic manufacturing and metal parts.

	Systems	Energetic	Metal Parts	Total
Revenues	$15,861,000	$2,690,805	$1,072,233	$19,624,038
Gross Margin	5,338,794	(1,317,573)	334,807	4,356,028
Order Backlog	11,813,922	1,661,019	-0-	13,474,941

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
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

(N )Stock Option Policy

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

(O) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 2	ACCOUNTS RECEIVABLE AND IN-PROCESS BILLINGS

Accounts receivable consist of billed and unbilled accounts under contracts in progress with governmental units, principally with the Department of Defense and the Government of Israel. The components of accounts receivable at December 31, 2006 are:

Billed: US Army	$2,150,843
Government of Israel	1,461,031
Miscellaneous Commercial	47,442

Total Billed Receivables	$3,659,316

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Unbilled: US Army	$2,266,787
Government of Israel	11,482,990
Miscellaneous Commercial	—

Total Unbilled Receivables	$13,749,777

Total Billed and Unbilled Accounts Receivable	$17,409,093

Unbilled accounts receivable relates to work that has been performed for which billings have not been presented to customers. It is anticipated that the unbilled amounts will be collected within the next fiscal year.

Currently there is an ongoing Request for Equitable Adjustment (REA) dispute with the U.S. Army in the amount of $1,085,192, which is included in the Accounts Receivable from the U.S. Government, and unbilled receivables of $295,476.

The Company received advance payments from the Department of Defense, Israel and applied it to unbilled receivables as a percentage of unbilled accounts receivable to liquidate the advance payments upon completion of the contracts under the previsions of each contract.

NOTE 3	INVENTORY

Inventory is stated at the lower of cost or market value using the average cost method. Inventories at December 31, 2006 consist of:

Finished goods	$413,929

The Company reviews its inventory for impairment, and as of December 31, 2006 and 2005 there were none.

NOTE 4	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2006:

Furniture and fixtures	$100,388
Machinery and equipment	2,259,655
Leasehold improvements	691,978

3,052,021
Less accumulated depreciation	(1,381,315)

$1,670,706

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Depreciation expense was $391,250 and $386,639 for the years ended December 31, 2006 and 2005.

On August 14, 2006, Valentec Systems, Inc. sustained a fire in its 40mm manufacturing facility. As a result of the fire, the Company experienced a loss of a significant amount of Machinery and Equipment, Inventory and Leasehold Improvements. As of the date of these financial statements the Company is still in the rebuilding process. The Company had insurance coverage however we were informed by the insurance broker that the additional coverage requested prior to the fire had not been placed as anticipated. Therefore the Company began litigation against the insurance company for $249,850 (see Note 13). As a result of the fire, the loss the Company sustained due to Involuntary Conversion was $442,837 (see Note 15).

NOTE 5	DEVELOPMENT COSTS

The Company incurred development cost associated with the development of three new product lines of $6,261,979 at 2004 and an additional $512,961 at 2005 for a total of $6,774,940. These costs are being allocated to associated contracts beginning in 2005. The cost relates to the following product lines:

Keshet — Systems Integration	$3,026,140
Ammunition Mortar Rounds (60,81,120 mm)	854,108
40mm	2,894,692

6,774,940
Less development cost amortization	(933,030)

$5,841,910

Total amortization expense for the years ended December 31, 2006 and 2005 was $435,208 and $497,821, respectively.

Future amortization of development costs expected over the next five years are as follows;

Year	Amount
2007	$727,313
2008	$1,058,346
2009	$1,459,490
2010	$1,973,174
2011	$623,587

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 6	LINES OF CREDIT

The company had a line of credit from Bank One in the amount of $2,000,000 and accrued interest at a rate of Prime less 0.75%. The line of credit was secured by a letter of credit from a related company and personal property of a stockholder. On September 1, 2006, the outstanding balance of $1,999,545 was called by Bank One. The line of was guarantted by a related company and stockholder who repaid the loan in full.

The company has a line of credit from Bank Hapoalim in the amount of $4,000,000 that accrues interest at a rate of Libor plus 1.75% (at December 31, 2006 — 7.10% per annum). The line of credit is secured by a letter of credit from a stockholder. At December 31, 2006 $3,930,000 was outstanding under this line.

The company has a line of credit from Bank Leumi in the amount of $500,000 that accrues interest at a rate of 7.13% per annum. The line of credit is secured by a letter of credit from a stockholder. At December 31, 2006 $500,000 was outstanding under this line.

The company has a line of credit from Rockland Credit Finance with a facility limit of $10,000,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at December 31, 2006 10.25%). The line of credit is secured under a Master Factoring Agreement which includes a lien on all the assets of the Company. The total amounts available under the line varies based on the total billed and unbilled accounts receivable. The total available as of December 31, 2006 was $10,000,000 based on 70% of in-process receivables and 90% of accounts receivable. At December 31, 2006, $9,116,699 was outstanding under this line. The line of credit agreement requires the company to submit monthly and annual financial reports and stay in compliance with various state and federal laws. During 2006, the Company received a waiver under the agreement from the Lender for two events of Default.

NOTE 7	NOTE PAYABLE — RELATED PARTY

The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 8.25% as of December 31, 2006. During 2006 and 2005, the two stockholders waived their right to interest under the notes and the Company recorded an in-kind contribution in the amount of $33,705 which was included in the December 31, 2006 and 2005 financial statements. The notes are due on demand and have an outstanding balance of $433,274 as of December 31, 2006.

Bank One called the Line of Credit Note secured by a related party and Stockholder. The related party repaid $1,000,000 of the Bank One Notes Payable. The notes payable to Mikal LTD is in the amount of $1,000,000 and accrues interest at the rate of LIBOR plus 2.00% (at December 31, 2006 — 7.31%). The note payable is an interest only note and the principal is payable in full on October 31, 2007. (see note 6)

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Bank One called the Line of Credit Note secured by a related party and Stockholder. The Stockholder repaid $1,000,000 of the Bank One Notes Payable by securing a loan against personal real estate from Rockland Credit Finance. The original amount of the note payable to Rockland Credit Finance was $1,050,000, which included incurred and accrued closing costs on the real estate. The note bears an interest rate of 20.0% payable monthly. The note is an interest only note and the principal balance is payable in full on October 31, 2007. (see note 6)

NOTE 8	INCOME TAXES

Income tax expense for the years ended December 31, 2006 and 2005 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% and Louisiana State corporate tax rate of 3.6% to income before income tax benefit as a result of the following:

	2006	2005
Expected income tax expense from operations	$—	$224,741
Permanent Differences	7,917	43,490
Wage Tax Credits	(30,750)	(26,500)
	$(22,833)	$241,731

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

Deferred tax assets:	2006	2005
Net operating loss carryforward (benefit)	$92,513	$92,513

Total gross deferred tax assets	92,513	92,513
Less valuation allowance	—	—

Net deferred tax assets	$92,513	$92,513

Deferred tax liabilities:	2005	2004
Amortization and depreciation	$475,241	$237,207

Net deferred tax liabilities	$475,241	$237,207

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$5,107,812	($891,672)
Depreciation and amortization	874,335	884,463
Accrued Expenses	192,018	293,150

Total deferred tax assets	$6,174,165	$285,941
Valuation allowance	($6,174,165)	($285,941)

Net deferred tax assets	$—	$—

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $6,174,165 against its net deferred taxes is necessary as of December 31, 2006. The change in valuation allowance for the years ended December 31, 2006 and 2005 is $5,888,224 and $285,941 respectively.
At December 31, 2006, the Company had approximately $6,174,165 of U.S. net operating loss carryforwards remaining, which expire beginning in 2025. The Company will record the benefit of approximately $2,323,338 of the net operating loss carryforwards through additional paid-in capital if and when the net operating loss carryforwards are utilized, as such amounts relate to the unrecognized tax benefit from stock option exercises.
As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.
A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2006	2005
Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Change in valuation allowance	37.63	37.63

	—%	—%

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 9	EQUITY

A) COMMON STOCK
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

The Company also entered into an agreement in April 2005 with an investment firm to provide up to $15,000,000 of equity per a Standby Equity Distribution Agreement (SEDA). The common stock issued under the SEDA would be at 98% of market value. In addition, each advance has a 5% transaction fee. In connection with this transaction, the Company or its surviving company, issued a warrant to the investment company to acquire 200,000 shares of common stock at an exercise price of $.01 per share. The warrants were valued based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free rate of 4.05%. The Company recorded $647,712 of fees associated with these various transactions as deferred offering costs. During 2006, the Company wrote off the $647,712 in Deferred Offering Costs.

During 2006, as a result of increasing its authorized common shares, the Company issued 7,786,056 shares of common stock to stockholders of Valentec Operating Corporation under the “Stock Purchase and Share Exchange Agreement”. The Company also issued 755,015 shares to one investment company under the SEDA Agreement. The shares were originally recorded as a liability as the Company did not have the required shares at the time the SEDA transaction occurred. The total fair value at the date of the agreement was $188,573.

B) WARRANTS AND OPTIONS

On August 19, 2005, the Company issued to each of Robert Zummo, Avraham (Miko) Gilat, Larry Matheson and Zwika Kreisman a Warrant to Purchase Common Stock, relating to shares of Acorn’s common stock, par value $0.01 (the “Common Stock”). The aggregate number of shares of Common Stock that each of Mr. Zummo and Mr. Gilat can purchase pursuant to the Warrants to Purchase Common Stock (the “Warrants”) is 200,000 shares of Common Stock at an exercise price of $0.25 per share and the aggregate number of shares of Common Stock that each of Mr. Matheson and Mr. Kreisman can purchase is 100,000 shares of Common Stock at an exercise price of $0.25. The Warrants became exercisable

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

immediately and expire on August 19, 2008. The Company recorded an expense of $15,575 during 2005. Messrs. Zummo, Gilat, Matheson and Kreisman have all been appointed to fill vacancies on the Valentec Board of Directors, and the Warrants are intended to compensate them for their service to Valentec as Board members. Messrs. Zummo and Gilat are Chairman and Vice Chairman of the Board, respectively.

Pursuant to the stock purchase and share exchange agreement between Valentec Systems and Valentec Operating, 200,000 warrants were issued to Montgomery Equity Partners at an exercise price of $0.01 per share. The warrants with value based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free interest rate of 4.05%.

Pursuant to the SEDA Agreement between Cornell Capital Partners and Valentec Systems, 200,000 warrants were issued to Cornell Capital Partners at an exercise price of $0.01 per share. The fair value of $26,458 is recorded as deferred offering costs and will be amortized upon receipt of the SEDA funding. The warrants with value based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free interest rate of 4.05%.

NOTE 10	PROFIT SHARING PLAN

The Company has adopted a qualified 401(k) Profit Sharing Plan for all present and future eligible employees. The Company matches employee contributions, $0.50 cents for every dollar, up to 3% of salaries and may contribute a discretionary amount annually as determined by the Board of Directors. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service regulations, which is presently 15% of their gross annual earnings limited to $7,000, as indexed for inflation. Employees vest 100% in all salary reduction contributions. The Company’s matching and discretionary contributions vest 100% after two years of service. The Company contributed $41,138 for the year ended December 31, 2006 and $40,938 for the year ended December 31, 2005, as a match to employees and did not make any annual discretionary contributions for either year.

NOTE 11	RELATED PARTY

The Company’s principal stockholders also have interest in other companies whose operations are similar to those of the Company. The Company purchases and sells materials and services to these entities. Following is a summary of transactions and balances with affiliates for the years ended December 31, 2006 and 2005:

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Sales to affiliates	$16,072,523	$8,731,814

Due from affiliates (included in advances - stockholders in accompanying balance sheet)	$196,749	$196,749

Due to related party	$1,468,683	$992,236

Advance payment on a contract — related party	$-	$3,266,725

For the year ended December 31, 2006 and 2005, consulting fees of approximately $444,000 and $418,782, were incurred from related parties which are directors of the Company.

The Company paid consulting fees to TSC Consulting Services which is owned by a related party. For the years ended December 31, 2006 and 2005, the consulting fees paid were $40,080 and $91,261, respectively.

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

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Backlog — The Company has authorized but uncompleted contracts on hand for which work is in progress at December 31, 2006 approximately as follows:

Total contract price of initial contract awards including exercised options and approved change orders (modifications)	$42,741,283*
Completed to date	29,266,342

Authorized backlog	$13,474,941**

* Included in this amount is $36,745,000 in contracts from a related party (Soltam Systems).

**Included in this amount is $11,492,648 in authorized backlog from a related party (Soltam Systems)

NOTE 13	COMMITMENTS AND CONTINGENT LIABILITIES

(A) Litigation

Prior to the expiration of the facilities management agreement with the Louisiana National Guard, certain employees involved in plant security duty were members of the International Guard Unit of America (I.G.U.A.) Local 81. With the expiration of the agreement and the resulting loss of employment, these employees filed a union membership grievance (December 28, 2004) with the Company, which has been turned over to the American Arbitration Association. The arbitration hearing was conducted on March 5, 2007 and on April 6, 2007 ruled in favor of Valentec Systems Inc.

Pursuant to a 1994 environmental class action settlement, Valentec Dayron Company (currently Valentec Operating Systems) along with Boise Cascade Company, Dictaphone Company, Harris Company, Martin Marietta Company, Medalist Industries, Inc and Rockwell International, Inc (herein Members) signed the Woodco Site Custody Account Agreement, dated October 5, 1994 as amended January 28, 2005 which established the “Woodco Site Custody Account” for the purposes of disbursing funds necessary to satisfy the obligations of the Members. Valentec’s total current obligation for the next three years is $3,474.

On August 14, 2006, Valentec Systems, Inc. sustained a fire in its 40mm manufacturing facility. As a result of the fire, the Company experienced a loss of a significant amount of Machinery and Equipment, Inventory and Leasehold Improvements. The Company believed it had property insurance in the amount of $1,284,850. However in December 2006 the Company was notified by its Insurance Broker that the additional $249,850 in coverage requested and believed to be in place as of August 10, 2006; four days before the fire, had not been placed. The Broker claims they did not receive clear instructions as to

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

when the additional coverage was to be made effective. Therefore on February 25, 2007, Valentec Systems, Inc filed suit against its agent for damages suffered in the amount of $249,850 plus legal costs. The Company believes it has sufficient documentation to assert and sustain its claims against the defendants and is therefore confident in our ability prevail in the litigation.

There is no other litigation or outstanding claims by or against the Company.

(B) Consulting Agreement

In 2005, the Company entered into a consulting agreement to compensate a consultant 70,000 shares upon the completion of the merger with Valentec Operating, Inc. As of December 31, 2005, the Company did not have adequate shares available and recorded the fair value of shares due in accrued expenses. These shares were issued to the Company on May 10, 2006.

(C) Leases

The Company renewed its operating lease with the State of Louisiana, Louisiana Military Department for administrative and production facilities on November 1, 2006. The lease is an operating lease, which expires October 31, 2016. The Company currently pays a discounted monthly rent of $17,941 until November 1, 2009. At that time the Company will pay a monthly rent of $24,845 until expiration of the lease.

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

The Company leases a vehicle on behalf of the CEO. The lease is an operating lease, which expires on January 31, 2010. The Company pays a monthly payment of $645.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Future minimum lease payments under the operating leases at December 31, 2006, consist of the following:

Year	Amount
2007	$215,292
2008	$215,292
2009	$215,292
2010	$298,144
2011	$298,144
Thereafter	$1,490,720

The Company leases equipment under capital leases in which the present value of the minimum lease payments was calculated using discount rates ranging from 8% to 10% over five-year terms. A summary of capital lease obligations that remain at December 31, 2006 is as follows:

Total obligations under capital leases Less: current portion of lease obligations	$134,497 26,585

Long Term Capital Lease Obligations	$107,912

Minimum lease payments due in years subsequent to December 31, 2006 are as follows:

For Years Ending December 31,	Amount
2007	$37,355
2008	37,355
2009	37,355
2010	34,360
2011	17,076

Total minimum lease payments	163,501
Less: amount representing interest	29,004

Present Value of Minimum Lease Payments	$134,397

NOTE 14	CONCENTRATIONS

(A) Revenue and Receivables

The Company’s operations are dependent on governmental funding of defense and ammunition projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Company. During 2006 and 2005, the Company had two customers which made up 18.0% and 81.1% of total sales in 2006 and 47.6% and 52.4% in 2005, US Army and the Israeli Department of Defense (through a related party entity located in Israel).

(B) Material and Suppliers

The Company is dependent upon a number of major suppliers. If a major supplier were to cease doing business, the Company could be adversely affected to the extent the supplier could not be replaced. The Company is dependent on some sole source suppliers. As of December 31, 2006, only two suppliers provided more than 10% of total purchases. These suppliers were POCAL Industries and MEDICO Industries who provide materials for the Mortar Contract for the Israeli Department of Defense (through a related party entity located in Israel) of 19.2% and 22.2%; respectively, of all 2006 material purchases. No one supplier represented more than 10% of purchases in 2005.

If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In some cases, materials are supplied by sole source vendors.

(C) Foreign Operations

The Company sells to foreign customers. The sales to one foreign customer were 81% in 2006 and 46% in 2005. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company.

NOTE 15	LOSS ON INVOLUNTARY CONVERSION

On August 14, 2006, Valentec Systems, Inc. sustained a fire in its 40mm manufacturing facility. As a result of the fire, the Company experienced a loss of a significant amount of Machinery and Equipment, Inventory and Leasehold Improvements. The Company believed it had property insurance in the amount of $1,284,850. However, in December 2006 the Company was notified by its Insurance Broker that the additional $249,850 in coverage requested and believed to be in place as of August 10, 2006, four days before the fire, had not been placed. The table below shows the amount of the insurance claim, the net book value of the assets destroyed, the resulting loss from involuntary conversion and the receivable due from the insurance company as of December 31, 2006:

NET BOOK
ASSET DESTROYED	VALUE
Machinery and Equipment	$98,128
Leasehold Improvements	$467,068
Finished Goods Inventory	$1,058,212
Work in Process Inventory	$104,279

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Total Net Book Value	$1,727,687
Less: Insurance Proceeds Received as of December 31, 2006	$1,035,000
Insurance Receivable as of December 31, 2006	$249,850

Involuntary Loss	$442,837

NOTE 16	GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $10,043,206 negative cash flow from operations of $6,497,164. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is making a conscious effort to restructure finances and improve cash flow through cost reductions and improving manufacturing performance. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern.

NOTE 17	SUBSEQUENT EVENTS

In January 2007, the Board of Directors of the Company granted a total of 1,000,000 options to purchase shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan. The options were granted to several employees of the Company and are vested at a rate of 25% per year over 4 years. Because the Stock Options were not granted until 2007 no Stock Compensation Expense was recognized in 2006.