Form 10QSB
period 2007-03-31
Valentec Systems, Inc
filed 2007-06-20
CIK 737243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,538,165 par value $0.01 per share, shares of common stock outstanding as of June 18, 2007.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

VALENTEC SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The accompanying unaudited financial statements of Valentec Systems, Inc. (together with Valentec Operating Corp., the “Company” or “Valentec”) have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements of the Company be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results of the Company for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007 or for any other period.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONTENTS

PAGE	5	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007

PAGE	6	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

PAGE	7	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

PAGE	8	UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	60,836
Accounts receivable and in-process billings, net	15,479,124
Inventories, net	413,929
Prepaid and other expenses	104,968

Total Current Assets	16,058,857

PROPERTY AND EQUIPMENT, NET	2,783,800

OTHER ASSETS
Deferred income tax	92,513
Contract development cost, net	5,783,050
Insurance Receivable	249,850
Deposits	31,936

Total Other Assets	6,157,349

TOTAL ASSETS	25,000,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	10,256,817
Accrued salaries and payroll withholding	140,610
Accrued Contract Loss	10,780
Lines of credit	12,435,851
Deferred revenue	1,546,133
Notes Payable — stockholders	2,483,039
Due to related party	1,589,481
Capital lease	24,735
Customer Deposits	167,045
Deferred income taxes payable	475,240

Total Current Liabilities	29,129,731

LONG TERM LIABILITIES
Capital lease — long term	263,333

Total Long Term Liabilities	263,333

TOTAL LIABILITIES	29,393,064

COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 15,538,165 shares issued and outstanding	155,382
Additional paid in capital	3,179,496
Retained earnings	(7,607,123)
Less: Stockholder Advances	(120,813)

Total Stockholders’ Deficit	(4,393,058)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	25,000,006

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES
Contract revenues	$1,601,249	$5,972,891
COST OF GOODS SOLD	1,613,194	4,021,471

GROSS PROFIT	(11,945)	1,951,420

OPERATING EXPENSES
Fringe benefit expenses	100,142	149,241
Overhead expenses	869,069	778,306
General and administrative	589,797	754,877

Total Operating Expenses	1,551,008	1,682,424

INCOME/(LOSS) FROM OPERATIONS	(1,570,953)	268,996

OTHER INCOME (EXPENSE)
Interest income	283	675
Miscellaneous income	797	2,381
Interest expense	(643,732)	(391,961)

Total Other Income (Expense)	(642,652)	(388,905)

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,213,605)	(119,909)

Provision for Income Taxes	—	—

NET INCOME (LOSS)	$(2,213,605)	$(119,909)

Net income (loss) per share — basic and diluted	$(.14)	$(.01)

Weighted Average Shares (Basic and Diluted)	15,538,165	6,997,351

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(2,213,605)	$(119,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	172,973	212,108
In-kind contribution, interest	8,814	7,119
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and in-process billings	1,929,969	(2,980,268)
Inventory	—	(48,047)
Prepaid expense	(14,585)	(98,104)
Increase (decrease) in:
Accounts payable and Accrued Expenses	1,769,372	185,810
Accrued Interest — Related Parties	(26,294)	—
Accrued Contract Loss	10,780	—
Due to related party	120,798	236,198
Customer Deposits	141,201	—
Deferred revenue	119,534	(479,316)

Net Cash Provided By (Used In) Operating Activities	2,018,957	(3,084,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,061,986)	(6,374)

Net Cash Used In Investing Activities	(1,061,986)	(6,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from / (Repayment to) line of credit	(1,110,848)	3,019,143
Proceeds from Shareholder	75,936	—
Payments on capital leases	(11,653)	—

Net Cash Provided By (Used In) Financing Activities	(1,046,565)	3,019,143

NET INCREASE (DECREASE) IN CASH	(89,594)	(71,640)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,430	81,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,836	$10,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$643,732	$364,675

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING:
During the first quarter the Company acquired fixed assets under capital leases totaling	$165,224	$86,901
See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007
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
B) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for 2007 and 2006 include amortization of development costs, estimation of cost to complete long term contracts, valuation allowance on deferred tax asset and allocation of overhead costs.
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
(I) Earnings (Loss) Per Share
Basic and diluted net earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2007, the Company has 2,000,000 warrants and options outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive. As of March 31, 2006, the Company has 1,000,000 warrants and options outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive.
(J) Product Information
The company operates in three product lines, systems management and integration, energetic manufacturing and metal parts.
Three months ended March 31, 2007

	Systems	Energetic	Metal Parts	Total
Revenues	$769,904	$821,167	$10,178	$1,601,249
Gross Profit	232,446	349,399	(593,790)	(11,945)
Order Backlog	12,745,874	8,669,059	885,000	22,299,933

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
(N) Stock Based Compensation Policy
The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements by defining a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.
In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.
(O) Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15,

2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The impact of this Statement did not have a material effect on the Company’s financial statements.
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
Accounts receivable consist of billed and unbilled accounts under contracts in progress with governmental units, principally with the Department of Defense and the Government of Israel. The components of accounts receivable at March 31, 2007 were:

Billed	$2,111,353
Unbilled	13,367,771

Total	$15,479,124

Unbilled accounts receivable relates to work that has been performed for which billings have not been presented to customers. It is anticipated that the unbilled amounts will be collected within the current fiscal year.
Accounts receivable from the U.S. Government at March 31, 2007 was $4,099,161 which is included in billed receivables of $1,085,192 and unbilled receivables of $3,056,117. Currently there is an ongoing Request for Equitable Adjustment (REA) dispute with the U.S. Army in the amount of $1,085,192, which is included in the Accounts Receivable from the U.S. Government, and unbilled receivables of $295,476.
Billed accounts receivable also includes $951,725 from a foreign government, the Department of Defense, Israel. Unbilled accounts receivable for foreign governments, Israel, is $10,296,897 at March 31, 2007.
The Company received advance payments from the Israeli Department of Defense and applied it to unbilled receivables as a percentage of unbilled accounts receivable to liquidate the advance payments upon completion of the contracts under the previsions of each contract.
The Company recorded a provision for doubtful accounts of $-0- and $-0- for the three months ended March 31, 2007 and 2006.

NOTE 3	INSURANCE PROCEEDS RECEIVABLE ARISING FROM INVOLUNTARY LOSS CONVERSION DUE TO FIRE
On August 14, 2006, Valentec Systems, Inc. sustained a fire in its 40mm manufacturing facility. As a result of the fire, the Company experienced a loss of a significant amount of Machinery and Equipment, Inventory and Leasehold Improvements. The Company believed it had property insurance in the amount of $1,284,850. However, in December 2006 the Company was notified by its Insurance Broker that the additional $249,850 in coverage requested and believed to be in place as of August 10, 2006, four days before the fire, had not been placed. (See Note 15A)

NOTE 4	INVENTORY
Inventory is stated at the lower of cost or market value using the average cost method. Inventories at March 31, 2007 consist of:

Finished goods	$413,929

The Company reviews its inventory for impairment and as of March 31, 2007 and 2006 there were none.

NOTE 5	PROPERTY AND EQUIPMENT
The following is a summary of property and equipment at March 31, 2007:

Furniture and fixtures	$106,352
Machinery and equipment	2,488,561
Leasehold improvements	1,684,315

4,279,228
Less accumulated depreciation	(1,495,428)

$2,783,800

Depreciation expense was $114,114 and $110,757 for the three month periods ended March 31, 2007 and 2006, respectively.

NOTE 6	DEVELOPMENT COSTS
The Company incurred development cost associated with the development of three new product lines of $6,261,979 in 2004 and an additional $512,961 in 2005 for a total of $6,774,940. These costs are being allocated to associated contracts beginning in 2005. The cost relates to the following product lines:

Keshet — Systems Integration	$3,026,140
Ammunition Mortar Rounds (60,81,120 mm)	854,108
40mm	2,894,692

6,774,940
Less development cost amortization	(991,890)

$5,783,050

Total amortization expense for the three months ending March 31, 2007 and 2006, is $58,860 and $101,351, respectively.

NOTE 7	NOTE PAYABLE — LINE OF CREDIT
The line of credit from Bank Hapoalim in the amount of $4,000,000 accrues interest at a rate of Libor plus 1.75% (at March 31, 2007 — 7.13% per annum). The line of credit is secured by a letter of credit from a stockholder. At March 31, 2007 $3,930,000 was outstanding under this line.
The line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 7.10% per annum. The line of credit is secured by a letter of credit from a stockholder. At March 31, 2007 $500,000 was outstanding under this line.
The line of credit from Rockland Credit Finance has a facility limit of $10,000,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at March 31, 2007 — 10.25%). The line of credit is secured under a Master Factoring Agreement which includes a lien on all the assets of the Company. The total amount available under the line varies based on the total billed and unbilled accounts receivable. The total available as of March 31, 2007 was $10,000,000, based on 70% of in-process receivables and 90% of billed accounts receivable. At March 31, 2007, $8,005,851 was outstanding under this line. The line of credit agreement requires the Company to submit monthly and annual financial reports and stay in compliance with various state and federal laws. Rockland will consider increasing Total Facility limit up to $15 million based on collateral formula should collateral support increase.

NOTE 8	NOTE PAYABLE — STOCKHOLDERS
The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 8.25% as of March 31, 2007. Since 2005, the two stockholders have waived their right to interest under the notes and the Company recorded an in-kind contribution in the amount of $8,814 for the three months ended March 31, 2007. The notes are due on demand and have an outstanding balance of $433,274 as of March 31, 2007.
The Company is indebted under a notes payable to a stockholder who repaid $1,000,000 of a Bank Line of Credit called in November 2006 by securing a loan against personal real estate with Rockland Credit Finance. The original amount of the note payable to Rockland Credit Finance was $1,050,000, which included incurred and accrued closing costs on the real estate. The note bears an interest rate of 20.0% payable monthly. The note is an interest only note and the principal balance is payable in full on October 31, 2007. As of March 31, 2007, the outstanding balance is $1,020,855.
The Company is indebted under a notes payable to a stockholder, through a related Company holding, who repaid $1,000,000 of a Bank Line of Credit called in November 2006. The amount of the note payable to Mikal LTD, a wholly owned Company of the Stockholder, is $1,000,000. The note bears a varying interest rate of LIBOR+2%,

(at March 31, 2007 — 7.20%) accrued monthly and payable annually. The note is an interest only note and the principal and accrued interest balance is payable in full on October 31, 2007. As of March 31, 2007, the outstanding balance is $1,028,910.

NOTE 9	EQUITY
The Company entered into an agreement in April 2005 with an investment firm to provide up to $15,000,000 of equity per a Standby Equity Distribution Agreement (SEDA). The common stock issued under the SEDA would be at 98% of market value. In addition, each advance has a 5% transaction fee. In connection with this transaction, the Company, issued a warrant to the investment company to acquire 200,000 shares of common stock at an exercise price of $.01 per share. The warrants were valued based on the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, term of 2 years, volatility of 130% and risk-free rate of 4.05%. The Company recorded $621,254 of fees associated with these various transactions as deferred offering costs, which were written off on December 31, 2006.
The Company is indebted under notes payable to two stockholders of the Company. Since 2005, the two stockholders have waived their right to interest under the notes and the Company recorded an in-kind contribution in the amount of $8,814 for the three months ended March 31, 2007. (See Note 8)
Under the 2006 Equity Incentive Plan (the “2006 Plan”), the Board of Directors of the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 2,000,000 shares of common stock. Options are granted at various times and vest over various periods.
During the quarter ended March 31, 2007, the Board of Directors granted 1,000,000 options to purchase shares of the Company to several key management personnel. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

For the three
months ended
March 31, 2007
Expected term (in years)	4%
Expected volatility	240%
Expected dividend yield	0%
Risk-free interest rate	4.5%
A summary of the status of the Company’s stock options as of March 31, 2007 and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	1,000,000	$0.154
Issued	1,000,000	0.180
Cancelled	—	—
Outstanding at March 31, 2007	2,000,000	$0.165
Exercisable at March 31, 2007	1,000,000
Weighted average exercise price of options granted at March 31, 2007	$0.165

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
Exercise Price	at March 31, 2007	Contractual Life	Exercise Price	March 31, 2007	Exercise Price
$0.25	600,000	7.5	$0.25	1,000,000	$0.25
$0.01	400,000	7.5	$0.01	400,000	$0.01
$0.18	1,000,000	4.0	$0.18	-0-	$0.18

NOTE 10	WARRANTS AND OPTIONS
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
On January 15, 2007, the Board of Directors of the Company granted a total of 1,000,000 options to purchase shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan. The options were granted to several key management employees of the Company and are vested at a rate of 25% per year over 4 years at an exercise price of $0.18 per share. The options were valued based on the Black-Scholes option pricing. (See Note 10)
In connection with their service as directors, Mr. Yarborough and Mr. Cianciolo appointed in March 2007 as members of our Board of Directors will receive Valentec’s standard non-employee director cash and equity compensation in accordance with the form of engagement letter approved by Valentec’s Board of Directors, including an annual grant of option to purchase up to 10,000 shares of Common Stock of Valentec under its 2006 Stock Incentive Plan as long as the director holds such office in Valentec, subject to approval by the Board. The shares subject to this option will vest in four equal annual installments upon the completion of each year of board service measured from the grant date.

NOTE 11	PROFIT SHARING PLAN
The Company has adopted a qualified 401(k) Profit Sharing Plan for all present and future eligible employees. The Company matches employee contributions, $0.50 cents for every dollar, up to 3% of salaries and may contribute a discretionary amount annually as determined by the Board of Directors. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service regulations, which is presently 15% of their gross annual earnings limited to $7,000, as indexed for inflation. Employees vest 100% in all salary reduction contributions. The Company’s matching and discretionary contributions vest 100% after two years of service. The Company contributed $6,597 and $12,864 as of March 31, 2007 and 2006, respectively, as a match to employees and did not make any annual discretionary contributions for either period.

NOTE 12	RELATED PARTY
The Company’s principal stockholders also have interest in other companies whose operations are similar to those of the Company. The Company purchases and sells materials and services to these entities. Following is a summary of transactions and balances with affiliates for the periods ending March 31, 2007 and March 31, 2006:

	March 31, 2007	March 31, 2006
Sales to affiliates	$761,445	$3,773,426
Due from affiliates (included in advances — stockholders in accompanying balance sheet)	$120,813	$196,749
Due to related party	$1,589,481	$1,228,436
Notes Payable to Stockholders	$2,483,039	$933,455
Advance payment on a contract — related party	$1,490,174	$2,837,619
For the three month period ending March 31, 2007, accrued and paid consulting and management fees of $111,000 and $0 respectively, to a related party, who is also a principal stockholder and director of the Company. For the three month period ending March 31, 2006, accrued and paid consulting and management fees were $111,000 and $30,000, respectively

The Company accrued and paid consulting fees to TSC Consulting Services which is owned by a related party and a member of the Board of Directors. For the period ending March 31, 2007 and 2006, the consulting fees paid were $0 and $27,253, respectively.

NOTE 13	CONTRACT STATUS
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
Backlog — The Company has authorized contracts on hand for which work is in progress at March 31, 2007 and 2006 approximately as follows:

	March 31, 2007		March 31, 2006
Total contract price of initial contract awards including exercised options and approved change orders (modifications)	$54,981,418		$31,958,973
Completed to date	32,681,485		5,972,891

Authorized backlog	$22,299,933	*	$25,986,082	*

*	Included in this amount is $12,745,874 and $23,791,745 for 2007 and 2006, respectively, in authorized backlog from a related party (Soltam Systems).

NOTE 14	COMMITMENTS AND CONTINGENT LIABILITIES
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

(B) Employment Agreement
The Company entered into a two year employment agreement with Robert A. Zummo, CEO, effective as of January 1, 2006 with automatic one-year extensions. The Company agrees to pay Mr. Zummo a base salary of $520,000, and benefits such as an annual car allowance of approximately $7,734, reimbursement of telephone expenses, health, dental and life insurance as set forth in the employment agreement. . The Board of Directors resolved that upon consummation of the transaction with MAST Technology Inc., Mr. Zummo’s annual base salary shall be $320,000.
(C) Capital Lease
As of March 31, 2007, the Company has five capital leases. The leases are for manufacturing equipment in the amount of $301,457 and lease for computer equipment in the amount of $12,102. All leases are secured by the related assets and allow the company to purchase the assets at the end of the lease for $1. The effective interest rate on all leases range between 8.61% and 8.99%. with total monthly lease payments of $6,541.

NOTE 15	CONCENTRATIONS
(A) Revenue and Receivables
The Company’s operations are dependent on governmental funding of defense and ammunition projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. During the three months ended March 31, 2007 and 2006, the Company had two customers which made up 49.6% and 47.9% of total sales in 2007 and 35.4% and 63.2% in 2006, US Army and the Israeli Department of Defense (through a related party entity located in Israel).
(B) Suppliers
The Company is dependent upon a number of major suppliers. If a major supplier were to cease doing business, the Company could be adversely affected to the extent the supplier could not be replaced. The Company is dependent on some sole source suppliers. As of March 31, 2007 and 2006, no one supplier represented more than 10% of purchases.

(C) Materials
If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In some cases, materials are supplied by sole source vendors, for which the Company does not have a replacement vendor.
(D) Foreign Operations
The Company sells to various foreign customers. The sales to one foreign customer for the three months ending March 31, 2007 and 2006 were 47.9% and 63.2%. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company.

NOTE 16	GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $13,070,874, net loss of $2,213,605 and positive cash flow from operations of $2,018,957, for the three months ended March 31, 2007. The Company currently does not have enough cash to continue operations for twelve months. However, management has made significant cost reductions to improve cash flow and working capital. The Company is in the process of evaluating and developing further Overhead and General and Administrative cost reductions to be implemented in the second quarter of 2007. The plan is to return the Company to profitability and significantly reduce the overall outstanding lines of credit within the next twelve to eighteen months with cash from operations on previously executed contracts and thereby reducing their debt servicing burden. The Company is also considering a number of alternative financing arrangements that could provide a capital structure that would enable the Company to more efficiently manage its internal growth plans as well as providing funds for strategic acquisitions. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern and remain a viable Company.

NOTE 17	SUBSEQUENT EVENTS
On January 22, 2007, the Company filed a Current Report on Form 8-K announcing it entered into a binding term sheet to acquire all of the outstanding capital stock of MAST Technology, Inc., a Missouri based company hereinafter referred to as MAST. On May 31, 2007, the Company filed a Current Report on Form 8-K announcing an extension to the MAST acquisition to allow 210 Days from the original announcement date of January 22, 2007 to execute the transaction. As of the date of this report, the transaction structure has yet to be formally determined.
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

OVERVIEW
          Valentec Systems, Inc. is a proven supplier of conventional ammunition, pyrotechnic and related defense products, including systems management and integration programs. Valentec operates in three (3) segments:
•	Systems Management/Integration segment consists of 120mm Mortar Weapon System with Electronic Fire Control and mortar ammunition consisting of 120mm, 81mm and 60mm. The Company will pursue contracts from foreign governments for vehicle integration and mortar ammunition.

•	Energetic Manufacturing segment consists of 40mm flares and simulators. Valentec is a producer of various flares and simulators with multiple end uses, such as illumination, signaling and training purposes to simulate a battlefield environment. The Company will pursue contracts from the US Army.

•	Metal Parts Manufacturing segment consists of 105mm Spiral Wrapped Cartridge Cases which are used by the U.S. Armed forces in battlefield. The Company is currently marketing this product with foreign governments and is also actively fulfilling a contract with U S Army. The Company will pursue additional contracts with U S government.
          Energetic Manufacturing accounted for 51.2% of the gross revenue, the Systems Management/Systems Integration accounted for 47.9% and Metal Parts Manufacturing accounting for 1% as of the three months ending March 31, 2007. The backlog at March 31, 2007 was Energetic Manufacturing $8,669,059, (38.9%), Systems/Management Systems Integration $12,745,874, (57.2%) and Metal Parts Manufacturing $885,000, (3.9%) for a total of $22,299,933.
          Valentec plans to make investments in bids and proposal activity that, if successful, will significantly increase backlog, future sales and future profits. We intend to bid on new U S Army systems ammunition requirements as well as new energetic and metal parts requirements. We also intend to make investments in automation equipment for energetic production that may improve efficiencies and future profits.
          The Company continues to evaluate potential acquisitions that could bring value to Valentec in terms of increased revenue, profits, cost savings, management talent and diversification.
          There were a number of events during Q1 that require discussion, as follows:
40MM Production Facility
          On August 14, Valentec experienced a small detonation in an unattended (by personnel) granulation process at its Louisiana facility. This detonation occurred in a facility that had concrete walls and was self-contained, however, the resulting fire completely destroyed 75,000 square feet of space at this manufacturing facility, completely eliminating our existing 40mm flare capability. We were leasing this facility from the State of Louisiana by Valentec and had obtained the required insurance coverage. Currently, we are engaged in ongoing discussions with the State of Louisiana concerning the responsibility for rebuilding of this 65-year old facility and for debris removal because some of the original construction material contains small amounts of asbestos. Valentec contends that the insurance coverage as required by the lease was in place and that such insurance should cover any liability on the part of Valentec.
          With regards to the asbestos issue, Valentec believes that the asbestos removal and abatement is the responsibility of the property owner, the State of Louisiana. The State of Louisiana, at this time, has not formally communicated any demand or claim regarding this issue.
          As a result of the fire, the 40mm manufacturing facility was destroyed, and consequently, we lost the capability to meet our contract. Current contract revenue that was deferred was approximately $1,768,754. In an effort to avoid similar losses from work-related accidents, Valentec over the last seven months, has constructed a state of the art manufacturing facility utilizing portable and semi-portable metal buildings that segregate the various processes into smaller unconnected components. The rationale being that in the event of a future unplanned destructive incident, the facilities are isolated and a single incident would not disrupt or destroy the entire manufacturing complex. It also provides the ability to quickly resume operations because of the modular infrastructure configuration.
          On April 10, 2007, Valentec successfully passed our FAT (First Article Test) and resumed full production of the facility and delivered of our first 20,000 units to our prime contractor in late May 2007.
System Contract
          Our two major contracts, the Keshet program and the Ammunition procurement activity, have been able to move forward in our production and delivery requirements as we work through our sub-tier supplier production problems. Even though there still exists supplier issues which Valentec program management personnel continue to work on a daily basis and progress has been made achieved and we fully expect to see these programs reach a successful conclusion in 2007.
SWCC
          The Spiral Wrapped Cartridge Case (SWCC) project suffered multiple set-backs in the initial stages because of USG design flaws. Valentec was instrumental in resolving the design issues and in initiating production activities. We began manufacturing operations in late September and delivered the first lot on October 30, 2006. Valentec successfully delivered 2 lots totaling $1,065,652 or 35,528 units on November 10 and December 21, 2006. However, additional steel was required to complete the contract and was ordered and received in early March, 2007. A lot was produced for ballistic acceptance on March 28, 2007. The lot presented an anomaly, which the US Government has reviewed and resolved and acceptance of this lot is scheduled in June 2007. Due to these delays and Material setbacks, the Spiral Wrap Cartridge Case Contract is projected to lose $93,222, of which $82,442 has already been recognized and an additional loss of $10,780 was accrued. In February 2007, the Company received an add-on order for another 22,500 Spiral Wrap Cartridge cases for a total of approximately $885,000. The US government is currently evaluating additional add-on orders.
          Additionally, we are experiencing significant international interest in the SWCC product because of the cost-effective price when compared to the traditional drawn cartridge case and its insensitive munitions characteristics.
Cost Reduction Plan
          In early Q3 2006, the Company initiated a cost reduction plan, which was thoroughly evaluated, revised and re-evaluated and which identified approximately $2 Million in annual reductions and was actively supported by all levels of management. Valentec has fully implemented this cost reduction plan and senior management is overseeing its continual implementation. These aggressive cut-backs coupled with intense cash management have helped sustain our ability to continue operations through 2006 and into 2007. The Company continues to review, evaluate and implement additional cost reductions in attempts to improve our profitability and sustain the Company’s operations forward through the remainder of 2007 and 2008.
RESULTS OF OPERATION
          Revenues for the three months ended March 31, 2007 were $1,601,249 compared to $5,972,891 for the three months ended March 31, 2006, a decrease of $4,371,642 or 73.2%. Total gross margin for the three months ended March 31, 2007 was ($11,945) as compared to total gross margin for the comparative three months ended March 31, 2006 of $1,951,420 (or 32.7% of total revenue), which represents a decrease of 100%. The decrease in revenues is due to program delays experienced by Valentec’s subcontractors on the AMMO and Keshet Contacts as well as delays caused by the 40MM fire. The decrease in gross margin was due to expenses incurred on the Spiral Wrap Cartridge Contract where (1) expenses incurred at the beginning of the contract to correct design issues and (2) materials cost overruns incurred due to pricing increases above contract estimates. The Company views the decrease in gross margin as a temporary effect due to the completion of the Spiral Wrap Contract and the increased materials costs associated with that contract. The Company has a strong backlog of $22,299,933, which does not include customer options to renew or expand current contracts, which we believe are likely to be exercised. This backlog excludes the Company’s projection for future Foreign Military Sales (FMS). The Company is positioned to improve its results from operations in the balance of 2007 and into 2008.
          Cost of goods sold during the three months ended March 31, 2007 was $1,613,194 compared to $4,021,471 for the three months ended March 31, 2006, a decrease of 59.9%. Total indirect cost (overhead and general and administrative) for the three months ended March 31, 2007 was $1,559,008 as compared to $1,682,424 for the three months ended March 31, 2006, a decrease of 7.3%. The decrease of cost of goods is a direct result of reduced revenues and the Spiral Wrap Cartridge Case material purchases on previously executed contract. Indirect, Overhead and General and Administrative expenses decreased overall due to expense reductions achieved primarily in the Indirect and General and Administrative area. The Company continues to review, evaluate and implement cost reductions in all areas of the operations, which we believe will help us reduce these expenses for the remainder of 2007 and forward into 2008.
          Other expense (interest expense less interest income and miscellaneous income) was $642,652 for the three months ended March 31, 2007 as compared to $388,905 for the three months ended March 31, 2006. The increase in the Company’s interest expense is a result of (1) an increase of Lines of Credit used to finance current production and (2) increase in the Prime Lending Rate index, which has increased from 7.00% to 8.25% since January 1, 2006.
          The Company had a net loss for the three months ended March 31, 2007 of ($2,213,605) compared to a net loss of ($119,909) for the three months ended March 31, 2006. This was due primarily to three (3) factors; (1) an increase in interest and financing expenses to support the foreign military programs, (2) an increase in development costs associated with the completion of contracts in which the Company incurred and expensed development costs in our effort to become a viable key supplier to the United States Department of Defense for certain ammunition; and, (3) delay in the recognition of revenues due to production delays experienced by several of the Company’s subcontractors and in restarting of its 40mm manufacturing facility that was destroyed by fire on August 14, 2006. The Company is developing a Cost Reduction Plan to further reduce overhead and general and administrative expenses in order to offset the losses incurred on these.
          At March 31, 2007 the Company had total assets of $25,000,006. This is a decrease from total assets at March 31, 2006 of $25,612,236.
LIQUIDITY AND CAPITAL RESOURCES
          For the three months ended March 31, 2007, the Company had a positive cash flow from operations of $2,018,957 as compared to a negative cash flow from operations of $3,084,409 for the three months ended March 31, 2006. At March 31, 2007, the Company had outstanding borrowings (non-related party) of $12,435,851.
          The Company’s sources and uses of funds were as follows: (1) it received net cash of $2,018,957 from its operating activities in the three months ended March 31, 2007; (2) it used cash of $1,061,986 in investing activities in the three months ended March 31, 2007; and (3) it repaid $1,046,565 for financing activities in the three months ended March 31, 2007, consisting primarily of repayment on the line of credit. As of March 31, 2007, the Company had net working capital deficiency of $13,070,874.
          The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities that would enable the Company to more efficiently manage its rapid growth. In this regard, on April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P., (“Cornell”) whereby it can “put” to Cornell, for cash, up to $15 million in our common stock over a two-year period of time. Once accessed, this equity financing may increase the Company’s chances of succeeding in its growth plans. The Company may use the $15 million SEDA to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. To make use of the SEDA, the Company must first increase its authorized capital and register additional shares for pubic sale. There can be no assurance that Valentec will be able to successfully increase its authorized capital and register additional shares for public sale. Moreover, in the event the Company is able to register additional shares, there can be no guarantee that Valentec will be able to successfully “put” shares under this Standby Equity Distribution Agreement, or at what level it will be able to “put” shares, since there are numerous conditions precedent for each “put” of shares to Cornell. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price. When available, the Company expects to use the Cornell proceeds over a twenty-four (24) month period to support operations and expand its business.
          The Company has entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. A credit line of $10,000,000 was established to provide additional working capital for the rapid growth the Company has experienced. The Company has used the additional funding for facilitization as well as for the purchase of additional equipment needed to support the increased backlog. At March 31, 2007, $8,005,851 was outstanding under this line of credit. Under the terms of the Agreement, Rockland Credit Finance has the option to increase the credit line to $15,000,000 if the Company has the collateral of accounts receivable and unbilled accounts receivable to support the increase. The use of funds would assist with the financing of the Company through the term of the Company’s long term contracts until the Company collects through the milestone payment schedules for its long term contracts.
          In addition, the Company has other lines of credit of $4,500,000 in the aggregate. At March 31, 2007, $4,430,000 was outstanding under these lines of credit.
          The Company’s negative cash flow from operations and working capital deficiencies raise substantial doubt about our ability to continue as a going concern. Management is in the process of further restructuring of the Company’s finances in order to improve cash flow through significant cost reductions and improved manufacturing performance to address this situation. Once all manufacturing facilities are fully operational, the significant cost reductions in overhead and general and administrative expenses are expected to continue to significantly improve the cash flow through year end December 31, 2007 and into 2008. The Company currently does not have enough cash to sustain operations for twelve months. However, management believes the cost reductions that have been implemented will significantly improve cash flow and will give the

Company the cash needed to continue operations. The Company plans to reduce its lines of credit substantially within the next twelve months with available operating cash generated from current backlog and thereby reducing its debt servicing burden.
RECENT ACCOUNTING PRONOUNCEMENTS
          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.
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
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.
          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of this Statement did not have a material effect on the Company’s financial statements.
          In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
          As part of our ongoing business, the Company does not participate in transactions that generate relationships which would have been established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2007, the Company does not have any off-balance sheet arrangements.
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

ITEM 3. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures:
     The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the chief executive officer has concluded that the Company’s current disclosure controls and procedures, as designed are sufficiently effective to ensure that such officer is provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported in a timely manner. However, due to recent changes in responsible financial reporting personnel and insufficient training, the implementation of said internal controls have been weakened to cause concerns as to their effectiveness. The Company’s chief executive officer has committed to ensuring sufficient training of responsible financial reporting personnel to correct said issue in the near term future.
     (b) Changes In Internal Controls Over Financial Reporting
     In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that due to changes in financial reporting personnel and inadequate training, the Company’s internal controls over financial reporting have weakened and is reasonably likely to materially effect the Company’s internal controls over financial reporting. A plan has been enacted to ensure adequate training of financial reporting personnel to resolve any potential internal control weaknesses in the near term future.
     (c) Inherent Limitations on Effectiveness of Controls
     The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
     On August 14, 2006, Valentec Systems, Inc. sustained a fire in its 40mm manufacturing facility. As a result of the fire, the Company experienced a loss of a significant amount of Machinery and Equipment, Inventory and Leasehold Improvements. The Company believed it had property insurance in the amount of $1,284,850. However in December 2006 the Company was notified its Insurance Broker that the additional $249,850 in coverage requested and believed to be in place as of August 10, four days before the fire, had not been placed. The Broker claims they did not receive clear instructions as to when the additional coverage was to be made effective. Therefore on February 25, 2007, Valentec Systems, Inc filed suit against Moreman, Moore and Company, Inc and its agent Bryan Willis for damages suffered in the amount of $249,850 plus legal costs. The Company believes it has sufficient documentation to assert and sustain its claims against the defendants and is therefore confident in our ability prevail in the litigation.
     There is no other litigation or outstanding claims by or against the Company other than disputes arising in the ordinary course of business
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On January 7, 2007 Valentec obtained the written consent, in lieu of a meeting of stockholders of the company, from the holders of a majority of the outstanding voting power of the company’s common stock (the “Common Stock”), approving the recommendation of the board of directors of the company to (i) adopt the 2006 Equity Incentive Plan for the benefit of the employees, consultants and directors of the company and of any affiliate thereof (the “Plan”), and (ii) to reserve 2,000,000 shares of Common Stock designated for allocation under the Plan.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB
(a)	The following exhibits are filed as part of this filing:

Exhibit No	Description	Location

31.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
(b)	Reports of Form 8-K
On January 8, 2007 the Company filed a Current Report on Form 8-K announcing that it obtained the written consent, in lieu of a meeting of stockholders of the Company, from the holders of a majority of the outstanding voting power of the Company’s common stock, approving the recommendation of the board of directors of the Company to (i) adopt the 2006 Equity Incentive Plan for the benefit of the employees, consultants and directors of the Company and of any affiliate thereof, and (ii) to reserve 2,000,000 shares of Common Stock designated for allocation under the Plan.
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
On April 18, 2007, the Company filed a Current Report on Form 8-K announcing that it has completed the ''First Article’’ milestone on its five-year, Indefinite Delivery/Indefinite Quantity (ID/IQ) M583, 40mm ammunition contract from the U.S. Army. The ''First Article’’ test events produced a performance rate of 99% for the M583, 40mm ammunitions. As a result, the U.S. Army has officially approved full-scale production, which will occur at the Company’s new facility in Minden, LA.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

VALENTEC SYSTEMS, INC.
June 18, 2007	By:	/s/ Robert A. Zummo
Robert A. Zummo
Chief Executive Officer and Principal Accounting Officer