Form 10QSB
period 2007-06-30
Valentec Systems, Inc
filed 2007-08-17
CIK 737243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________.

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

There were 15,538,165 par value $0.01 per share, shares of common stock outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format: Yes ☐  No ☑

VALENTEC SYSTEMS, INC.
FORM 10-QSB
INDEX

Page Number
Part I Financial Information	3

Item 1. Financial Statements	3

Item 2: Management’s Discussion And Analysis Or Plan Of Operation	18

Part II Other Information	23

Item 1: Legal Proceedings	23

Item 2: Unregistered Sales Of Equity Securities And Use Of Proceeds	24

Item 3: Defaults Upon Senior Securities	24

Item 4: Submission Of Matters To A Vote Of The Security Holders	24

Item 5: Other Information	24

Item 6: Exhibits And Reports On Form 8-K	24

Signatures	25

Exhibit 10.1

Exhibit 10.2

Exhibit 31.1

Exhibit 32.1

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Valentec Systems, Inc. (together with Valentec Operating Corp., the “Company” or “Valentec”) have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements of the Company be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results of the Company for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007 or for any other period.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY

CONTENTS

PAGE	5	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2007

PAGE	6	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

PAGE	7	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

PAGE	8	UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	345,205
Accounts receivable and in-process billings, net	16,871,939
Other Miscellaneous Receivables	36,321
Inventories, net	452,746
Prepaid and other expenses	219,005
Total Current Assets	17,925,216
PROPERTY AND EQUIPMENT, NET	2,609,167
OTHER ASSETS
Deferred income tax	92,513
Contract development cost, net	5,578,201
Insurance Receivable	249,850
Deposits	28,436
Total Other Assets	5,949,000
TOTAL ASSETS	26,483,383
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	11,652,992
Accrued salaries and payroll withholding	164,690
Lines of credit	11,930,739
Deferred revenue	1,026,803
Notes Payable – stockholders	1,454,129
Notes Payable – related party	3,104,964
Due to related party	1,842,941
Capital lease	38,034
Customer Deposits	124,898
Deferred income taxes payable	475,240
Total Current Liabilities	31,815,430
LONG TERM LIABILITIES
Capital lease – long term	296,231
Total Long Term Liabilities	296,231
TOTAL LIABILITIES	32,111,661
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 15,538,165 shares issued and outstanding	155,382
Additional paid in capital	3,205,737
Retained earnings	(8,821,584)
Less: Stockholder Advances	(167,813)
Total Stockholders’ Deficit	(5,628,278)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	26,483,383

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES
Contract revenues	$5,270,780	$4,299,983	$6,857,273	$10,272,874
COST OF GOODS SOLD	4,297,641	4,132,550	5,836,961	8,154,021
GROSS PROFIT	973,139	167,433	1,020,312	2,118,853
OPERATING EXPENSES
Fringe benefit expenses	23,001	155,156	116,119	304,397
Overhead expenses	822,153	1,167,518	1,691,221	1,945,824
General and administrative	731,627	769,628	1,387,678	1,524,505
Total Operating Expenses	1,576,781	2,092,302	3,195,018	3,774,726
INCOME/(LOSS) FROM OPERATIONS	(603,642)	(1,924,869)	(2,174706)	(1,655,873)
OTHER INCOME (EXPENSE)
Interest income	275	413	558	1,088
Miscellaneous	76,562	4,003	80,516	6,384
Interest expense	(690,703)	(434,081)	(1,334,435)	(826,042)
Total Other Income (Expense)	(613,866)	(429,665)	(1,253,361)	(818,570)
NET INCOME (LOSS) BEFORE INCOME TAXES	(1,217,508)	(2,354,534)	(3,428,067)	(2,474,443)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	(1,217,508)	(2,354,534)	$(3,428,067)	$(2,474,443)
Net income (loss) per share — basic and diluted	(.08)	(.15)	$(.22)	$(.16)
Weighted Average Shares (Basic and Diluted)	15,538,165	15,538,165	15,538,165	15,538,165

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(3,428,067)	$(2,474,443)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	507,701	455,393
In-kind contribution, interest	21,006	15,685
Stock Option Expense	14,050	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and in-process billings	500,832	(2,561,097)
Inventory	(38,816)	174,654
Prepaid expense	(125,123)	(20,396)
Increase (decrease) in:
Accounts payable, related party and accrued expenses	3,189,626	1,237,147
Due to related party	424,019	327,473
Deferred income taxes
Deferred revenue	(300,744)	(1,012,910)
Net Cash Provided By (Used In) Operating Activities	764,484	(3,858,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(967,901)	(128,958)
Net Cash Used In Investing Activities	(967,901)	(128,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Leases	(14,784)	-
Proceeds from Stockholder Advances	28,936	-
Proceeds from issuance of common stock	-	85,411
Proceeds from Notes Payable from Related Party	2,000,000	-
Proceeds / (Repayment) of Line of Credit	(1,615,960)	4,025,934
Net Cash Provided By Financing Activities	398,192	4,111,345

NET INCREASE (DECREASE) IN CASH	194,775	123,893

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,430	81,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345,205	$205,771

Cash paid for interest	$1,334,435	$826,041

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING:

Fixed assets acquired under capital leases by Company during period	$214,552	$86,901

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007
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

(I) Earnings (Loss) Per Share

Basic and diluted net earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2007, the Company has 2,000,000 warrants and options outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive. As of June 30, 2006, the Company has 1,000,000 warrants and options outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive.

(J) Product Information

The company operates in three product lines, systems management and integration, energetic manufacturing and metal parts.

Six months ended June 30, 2007

	Systems	Energetic	Metal Parts	Total
Revenues	$4,752,097	$2,105,176	$-	$6,857,273
Gross Profit	714,070	944,679	(638,437)	1,020,312
Order Backlog	10,437,880	5,121,756	-	15,559,636

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

(O) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	ACCOUNTS RECEIVABLE AND IN-PROCESS BILLINGS

Accounts receivable consist of billed and unbilled accounts under contracts in progress with governmental units, principally with the Department of Defense and the Government of Israel. The components of accounts receivable at June 30, 2007 were:

Billed	$4,686,352
Unbilled	12,185,587
Total	$16,871,939

Unbilled accounts receivable relates to work that has been performed for which billings have not been presented to customers. It is anticipated that the unbilled amounts will be collected within the current fiscal year.

Accounts receivable from the U.S. Government at June 30, 2007 was $3,374,919, which is included in billed receivables of $1,195,274 and unbilled receivables of $2,179,645. Currently there is an ongoing Request for Equitable Adjustment (REA) dispute with the U.S. Army in the amount of $1,085,192, which is included in the Accounts Receivable from the U.S. Government, and unbilled receivables of $295,476.

Billed accounts receivable also includes $3,467,810 from a foreign government, the Department of Defense, Israel. Unbilled accounts receivable for foreign governments, Israel, is $10,002,958 at June 30, 2007.

The Company received advance payments from the Israeli Department of Defense and applied it to unbilled receivables as a percentage of unbilled accounts receivable to liquidate the advance payments upon completion of the contracts under the previsions of each contract.

The Company recorded a provision for doubtful accounts of $-0- and $-0- for the six months ended June 30, 2007 and 2006.

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

NOTE 4	INVENTORY

Inventory is stated at the lower of cost or market value using the average cost method. Inventories at June 30, 2007 consist of:

Finished goods	$452,745

The Company reviews its inventory for impairment and as of June 30, 2007 and 2006 there were none.

NOTE 5	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2007:

Furniture and fixtures	$106,351
Machinery and equipment	2,495,312
Leasehold improvements	1,632,810
4,234,473
Less accumulated depreciation	(1,625,306)
$2,609,167

Depreciation expense was $243,992 and $215,936 for the six month periods ended June 30, 2007 and 2006, respectively.

NOTE 6	DEVELOPMENT COSTS

The Company incurred development cost associated with the development of six new product lines of $6,261,979 in 2004 and an additional $512,961 in 2005 for a total of $6,774,940. These costs are being allocated to associated contracts beginning in 2005. The cost relates to the following product lines:

Keshet – Systems Integration	$3,026,140
Ammunition Mortar Rounds (60,81,120 mm)	854,108
40mm	2,894,692
6,774,940
Less development cost amortization	(1,196,739)
$5,578,201

Total amortization expense for the six months ending June 30, 2007 and 2006, is $263,709 and $239,458, respectively.

NOTE 7	NOTE PAYABLE – LINE OF CREDIT

The line of credit from Bank Hapoalim in the amount of $4,000,000 accrues interest at a rate of Libor plus 1.75% (at June 30, 2007 — 7.13% per annum). The line of credit is secured by a letter of credit from a stockholder. At June 30, 2007 $3,930,000 was outstanding under this line.

The line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 7.10% per annum. The line of credit is secured by a letter of credit from a stockholder. At June 30, 2007 $500,000 was outstanding under this line.

The line of credit from Rockland Credit Finance has a facility limit of $10,000,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at June 30, 2007 - 10.25%). The line of credit is secured under a Master Factoring Agreement which includes a lien on all the assets of the Company. The total amount available under the line varies based on the total billed and unbilled accounts receivable. The total available as of June 30, 2007 was $10,000,000, based on 70% of in-process receivables and 90% of billed accounts receivable. At June 30, 2007, $6,547,290 was outstanding under this line. The line of credit agreement requires the Company to submit monthly and annual financial reports and stay in compliance with various state and federal laws. Rockland will consider increasing Total Facility limit up to $15 million based on collateral formula should collateral support increase.

NOTE 8	NOTE PAYABLE – SHORT TERM

On April 12, 2007, the Company became indebted to Rockland Credit Finance for a short term note in the amount of $1,100,000. The note bears a varying interest rate of Prime plus 13.5757% per annum (at June 30, 2007 - 21.8257%) and is accrued and paid monthly. The note is an interest only note and the principal balance is payable in full on or before September 1, 2007. As of June 30, 2007, the outstanding balance is $953,449.

NOTE 9	NOTE PAYABLE – STOCKHOLDERS

The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 8.25% as of June 30, 2007. Since 2005, the two stockholders have waived their right to interest under the notes. For the six months ending June 30, 2007, the Company has recorded an in-kind contribution in the amount of $21,006. The notes are due on demand and have an outstanding balance of $433,274 as of June 30, 2007.

The Company is indebted under a notes payable to a stockholder who repaid $1,000,000 of a Bank Line of Credit called in November 2006 by securing a loan against personal real estate with Rockland Credit Finance. The original amount of the note payable to Rockland Credit Finance was $1,050,000, which included incurred and accrued closing costs on the real estate. The note bears an interest rate of 20.0% payable monthly. The note is an interest only note and the principal balance is payable in full on October 31, 2007. As of June 30, 2007, the outstanding balance is $1,020,855.

The Company is indebted under a notes payable to a stockholder, through a related Company holding, who repaid $1,000,000 of a Bank Line of Credit called in November 2006. The amount of the note payable to Mikal LTD, a wholly owned Company of the Stockholder, is $1,000,000. The note bears a varying interest rate of LIBOR+2%, (at June 30, 2007 - 7.40%) accrued monthly and payable annually. The note is an interest only note and the principal and accrued interest balance is payable in full on October 31, 2007. As of June 30, 2007, the outstanding balance is $1,045,120.

On April 17, 2007, the Company became indebted under a notes payable to a stockholder, through a related Company holding, Mikal LTD, a wholly owned Company of the Stockholder, in the amount of $2,000,000. The note bears a fixed interest rate of 15%, accrued monthly and payable at maturity. The note is an interest only note and the principal and accrued interest balance is payable in full on September 30, 2007. As of June 30, 2007, the outstanding balance is $2,059,844.

NOTE 10	EQUITY

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

The Company is indebted under notes payable to two stockholders of the Company. Since 2005, the two stockholders have waived their right to interest under the notes and the Company recorded an in-kind contribution in the amount of $21,006 for the six months ended June 30, 2007. (See Note 9)

Under the 2006 Equity Incentive Plan (the “2006 Plan”), the Board of Directors of the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 2,000,000 shares of common stock. Options are granted at various times and vest over various periods.

On January 15, 2007, the Board of Directors of the Company granted a total of 1,000,000 options to purchase shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan. The options were granted to several key management employees of the Company and are vested at a rate of 25% per year over 4 years at an exercise price of $0.18 per share.. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

For the six months ended
June 30, 2007
Expected term (in years)	4
Expected volatility	240%
Expected dividend yield	0%
Risk-free interest rate	4.5%

A summary of the status of the Company’s stock options as of June 30, 2007 and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	1,000,000	$0.154
Issued	1,000,000	0.180
Cancelled	—	—
Outstanding at June 30, 2007	2,000,000	$0.165
Exercisable at June 30, 2007	1,000,000
Weighted average exercise price of options granted at June 30, 2007	$0.165

Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price

$0.25	600,000	7.5	$0.25	1,000,000	$0.25
$0.01	400,000	7.5	$0.01	400,000	$0.01
$0.18	1,000,000	4.0	$0.18	-0-	$0.18

The cost of the Stock Options during the six months ending June 30, 2007 was $14,050.

NOTE 11	WARRANTS AND OPTIONS

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

Pursuant to the Stock Purchase and Share Exchange agreement between Valentec Systems and Valentec Operating, 200,000 warrants were issued to Montgomery Equity Partners at an exercise price of $0.01 per share that expired on April 28, 2007.

Pursuant to the SEDA Agreement between Cornell Capital Partners and Valentec Systems, 200,000 warrants were issued to Cornell Capital Partners at an exercise price of $0.01 per share. The fair value of $26,458 is recorded as deferred offering costs and will be amortized upon receipt of the SEDA funding that expired on April 28, 2007.

On January 15, 2007, the Board of Directors of the Company granted a total of 1,000,000 options to purchase shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan. The options were granted to several key management employees of the Company and are vested at a rate of 25% per year over 4 years at an exercise price of $0.18 per share. The options were valued based on the Black-Scholes option pricing. (See Note 10)

In connection with their service as directors, Mr. Yarborough and Mr. Cianciolo, who were appointed in March 2007 as members of our Board of Directors, will receive Valentec’s standard non-employee director cash and equity compensation in accordance with the form of engagement letter approved by Valentec’s Board of Directors, including an annual grant of option to purchase up to 10,000 shares of Common Stock of Valentec under its 2006 Stock Incentive Plan as long as the director holds such office in Valentec, subject to approval by the Board. The shares subject to this option will vest in four equal annual installments upon the completion of each year of board service measured from the grant date.

NOTE 12	PROFIT SHARING PLAN

The Company has adopted a qualified 401(k) Profit Sharing Plan for all present and future eligible employees. The Company matches employee contributions, $0.50 cents for every dollar, up to 3% of salaries and may contribute a discretionary amount annually as determined by the Board of Directors. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service regulations, which is presently 15% of their gross annual earnings limited to $7,000, as indexed for inflation. Employees vest 100% in all salary reduction contributions. The Company’s matching and discretionary contributions vest 100% after two years of service. The Company contributed $12,920 and $23,850 as of June 30, 2007 and 2006, respectively, as a match to employees and did not make any annual discretionary contributions for either period.

NOTE 13	RELATED PARTY

The Company’s principal stockholders also have interest in other companies whose operations are similar to those of the Company. The Company purchases and sells materials and services to these entities. Following is a summary of transactions and balances with affiliates for the periods ending June 30, 2007 and June 30, 2006:

	June 30, 2007	June 30, 2006
Sales to affiliates	$4,752,097	$8,174,230
Due from affiliates (included in advances - stockholders in accompanying balance sheet)	$204,293	$196,749
Due to related party	$1,842,941	$1,319,711
Notes Payable to related party	$3,104,964	$-
Notes Payable to Stockholders	$1,454,129	$433,274
Advance payment on a contract – related party	$1,026,803	$2,329,872

For the six month period ending June 30, 2007, accrued and paid consulting and management fees of $212,000 and $0 respectively, to a related party, who is also a principal stockholder and director of the Company. For the six month period ending June 30, 2006, accrued and paid consulting and management fees were $212,000 and $30,000, respectively

The Company accrued and paid consulting fees to TSC Consulting Services which is owned by a related party and a member of the Board of Directors. For the period ending June 30, 2007 and 2006, the consulting fees paid were $0 and $45,405, respectively.

NOTE 14	CONTRACT STATUS

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

Backlog - The Company has authorized contracts on hand for which work is in progress at June 30, 2007 and 2006 approximately as follows:

	June 30, 2007	June 30, 2006
Total contract price of initial contract awards including exercised options and approved change orders (modifications)	$51,879,341	$35,524,906
Completed to date	36,439,904	10,276,374
Authorized backlog	$15,439,437*	$25,248,532*
____________
*	Included in this amount is $10,437,880 and $22,343,031 for 2007 and 2006, respectively, in authorized backlog from a related party (Soltam Systems).

NOTE 15	COMMITMENTS AND CONTINGENT LIABILITIES

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

Pursuant to a 1994 environmental class action settlement, Valentec Dayron Company (currently Valentec Operating Systems) along with Boise Cascade Company, Dictaphone Company, Harris Company, Martin Marietta Company, Medalist Industries, Inc and Rockwell International, Inc (herein Members) signed the Woodco Site Custody Account Agreement, dated October 5, 1994 as amended January 28, 2005 which established the “Woodco Site Custody Account” for the purposes of disbursing funds necessary to satisfy the obligations of the Members. Valentec’s total current obligation for the next six years is $3,474.

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

Due to Cash Flow issues experienced as a result of the 40MM production line fire, Valentec has been named as a defendant is several lawsuits bought on by various Accounts Payable vendors who the Company owes funds. On June 25, 2007 Ashley Ward Inc was granted a Judgment in the amount of $16,793.28 in which a payment schedule has been agreed upon by both parties. On August 7, 2007 OMEGA Container was granted a Judgment in the amount of $42,726.97 in which both parties are currently discussing a payment schedule. On August 6, 2007 Valentec granted VyComp Production a Confession of Judgment after working our a repayment schedule in the amount of $800,136.35. Valentec is in the process of working with other vendors and their attorney’s to retire the outstanding balances owed to avoid further litigation and anticipates an amiable resolution over the next 12 months.

On June 29, 2007, Valentec Systems Inc received a Demand Letter from the State of Louisiana in the amount of $7,419,164 for the estimated cleanup and rebuilding costs of the facilities lost in the August 14, 2006 fire. Valentec was given thirty days to forward payment before any litigation would be pursued. Valentec has responded to the State’s payment demand through our attorney citing Section 9(b) of our Lease in affect at the time of the fire. Section 9(b) is a Hold Harmless clause releasing Valentec Systems from any and all responsibility relative to any damages to the Lease facility above the stated $50,000 limit, which Valentec Systems has already paid. Valentec believes the payment demand is without merit and should any litigation be filed we believe we would prevail in our claims.

There is no other litigation or outstanding claims by or against the Company.

(B) Employment Agreement

The Company entered into a two year employment agreement with Robert A. Zummo, CEO, effective as of January 1, 2006 with automatic one-year extensions. The Company agrees to pay Mr. Zummo a base salary of $520,000, and benefits such as an annual car allowance of approximately $7,734, reimbursement of telephone expenses, health, dental and life insurance as set forth in the employment agreement. The Board of Directors resolved that upon consummation of the transaction with MAST Technology Inc., Mr. Zummo’s annual base salary shall be $320,000. Effective June 1, 2007, as part of a cost reduction effort, Mr. Zummo voluntarily agreed to reduce his annual salary by $10,000 per month to a base salary of $400,000.

(C) Capital Lease

As of June 30, 2007, the Company has six capital leases. The leases are for manufacturing equipment in the amount of $350,879 and lease for computer equipment in the amount of $12,102. All leases are secured by the related assets and allow the company to purchase the assets at the end of the lease for $1. The effective interest rate on all leases range between 8.61% and 8.99%. with total monthly lease payments of $7,563.

NOTE 16	CONCENTRATIONS

(A) Revenue and Receivables

The Company’s operations are dependent on governmental funding of defense and ammunition projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. During the six months ended June 30, 2007 and 2006, the Company had two customers which made up 29.0% and 69.2% of total sales in 2007 and 21.4% and 76.1% in 2006, US Army and the Israeli Department of Defense (through a related party located in Israel).

(B) Suppliers

The Company is dependent upon a number of major suppliers. If a major supplier were to cease doing business, the Company could be adversely affected to the extent the supplier could not be replaced. The Company is dependent on some sole source suppliers. As of June 30, 2007 and 2006, no one supplier represented more than 10% of purchases.

(C) Materials

If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In some cases, materials are supplied by sole source vendors, for which the Company does not have a replacement vendor.

(D) Foreign Operations

The Company sells to various foreign customers. The sales to one foreign customer for the six months ending June 30, 2007 and 2006 were 69.2% and 76.1%. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company.

NOTE 17	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $13,904,264 and a net loss of $3,428,067 for the six months ended June 30, 2007. The Company currently does not have enough cash to continue operations for twelve months, which raises substantial doubt about our ability to continue as a going concern. However, management continues to make significant cost reductions to improve cash flow and working capital. The Company is in the process of evaluating and developing further Overhead and General and Administrative cost reductions to be implemented throughout the remainder of 2007. The plan is to return the Company to profitability and significantly reduce the overall outstanding lines of credit within the next twelve to eighteen months with cash from operations on previously executed contracts and thereby reducing their debt servicing burden. The Company is also considering a number of alternative financing arrangements that could provide a capital structure that would enable the Company to more efficiently manage its internal growth plans as well as providing funds for strategic acquisitions. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern and remain a viable Company.

NOTE 18	SUBSEQUENT EVENTS

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

OVERVIEW

Valentec Systems, Inc. is a proven supplier of conventional ammunition, pyrotechnic and related defense products, including systems management and integration programs. Valentec operates three (3) production lines:

t
Systems Management/Integration segment consists of 120mm Mortar Weapon System with Electronic Fire Control and mortar ammunition consisting of 120mm, 81mm and 60mm. The Company will pursue contracts from foreign governments for vehicle integration and mortar ammunition.

t
Energetic Manufacturing segment consists of 40mm flares and simulators. Valentec is a producer of various flares and simulators with multiple end uses, such as illumination, signaling and training purposes to simulate a battlefield environment. The Company will pursue contracts from the US Army.

t
Metal Parts Manufacturing segment consists of 105mm Spiral Wrapped Cartridge Cases which are used by the U.S. Armed forces in battlefield. The Company is currently marketing this product with foreign governments and is also actively fulfilling a contract with U S Army. The Company will pursue additional contracts with U S government.

Energetic Manufacturing accounted for 30.7% of the gross revenue, the Systems Management/Systems Integration accounted for 69.3% and Metal Parts Manufacturing accounting for 0% as of the six months ending June 30, 2007. The backlog at June 30, 2007 was Energetic Manufacturing $5,121,756, (32.9%), Systems/Management Systems Integration $10,437,880, (67.1%) and Metal Parts Manufacturing $0, (0.0%) for a total of $15,559,636.

Valentec plans to make investments in bids and proposal activity that, if successful, will significantly increase backlog, future sales and future profits. We intend to bid on new US Army systems ammunition requirements as well as new energetic and metal parts requirements. We also intend to make investments in automation equipment for energetic production that will improve efficiencies and future profits.

The Company continues to evaluate potential acquisitions that could bring value to Valentec in terms of increased revenue, profits, cost savings, management talent and diversification.

There were a number of events during Q2 that require discussion, as follows:

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

With regards to the asbestos issue, Valentec believes that the asbestos removal and abatement is the responsibility of the property owner, the State of Louisiana. On June 29, 2007, The State of Louisiana formally issued a letter asserting a claim demanding $7.5 million in clean-up and rebuilding compensation as a result of the August 14, 2006 fire. Valentec has responded to the State of Louisiana citing section 9 subsection b of the Lease, in affect at the time of the fire, that provides a hold harmless clause thereby releasing Valentec from any and all responsibility above the stated $50,000 that was paid by the initial cleanup.

As a result of the fire, the 40mm manufacturing facility was destroyed, and consequently, we lost the capability to meet our contract. Current contract revenue deferred was approximately $1,768,754. In an effort to avoid similar losses from work-related accidents, Valentec over the last seven months, has constructed a state of the art manufacturing facility utilizing portable and semi-portable metal buildings that segregate the various processes into smaller unconnected components. The rationale being that in the event of a future unplanned destructive incident, the facilities are isolated and a single incident would not disrupt or destroy the entire manufacturing complex. It also provides the ability to quickly resume operations because of the modular infrastructure configuration. On April 10, 2007, Valentec successfully passed our FAT (First Article Test) and resumed full production of the facility and delivered our first 20,000 units to our prime contractor in late May 2007.

On April 5, 2007 Valentec received a add-on order for approximately 106,000 M583A1 White Star Parachute for $3.2 M. Valentec also was awarded on July 25, 2007 a 16,000 unit M992 IR Star Parachute contract for a value of $900,000.

System Contract

On February 7, 2007, Valentec received a Systems Vehicle contract from the Government of Israel for a value of $3.6M. This contract requires the system integration of the Keshet Mortar Gun System into Keshet modified Vehicle.

The two major Keshet contracts and the Ammunition procurement activity have been approved by the Government of Israel for accelerated production and delivery. Valentec’s sub-tier supplier production problems have been resolved. Valentec now enjoys a mature sub-tier supplier base which allows for expedient production on any future programs. We expect to see these programs completed by the end of 2007.

SWCC

The Spiral Wrapped Cartridge Case (SWCC) project suffered multiple set-backs in the initial stages because of USG design flaws. Valentec was instrumental in resolving the design issues and in initiating production activities. We began manufacturing operations in late September and delivered the first lot on October 30, 2006. Valentec successfully delivered 2 lots totaling $1,065,652 or 35,528 units on November 10 and December 21, 2006. However, additional steel was required to complete the contract and was ordered and received in early March, 2007. A lot was produced for ballistic acceptance on March 28, 2007. The lot presented an anomaly, which the US Government reviewed and accepted in June 2007. Due to these delays and Material setbacks, the Spiral Wrap Cartridge Case Contract is projected to lose $93,222, of which $82,442 has already been recognized and an additional loss of $10,780 was accrued.
In February 2007, the Company received an add-on order for another 22,500 Spiral Wrap Cartridge cases for a total of approximately $885,000. However, due to a technical design defect discovered in the Technical Data Package, the US government notified Valentec on June 18, 2007 that they had elected to Terminate for Convenience the February 2007 add-on order for the 22,500 Spiral Wrap Cartridge Cases. Valentec plans to accumulate the associated costs incurred as a result of the Termination of the Contract and file an REA with the government to recoup any and all costs.

Cost Reduction Plan

In early Q3 2006, the Company initiated a cost reduction plan, which was thoroughly evaluated, revised and re-evaluated and which identified approximately $2 Million in annual reductions and was actively supported by all levels of management. Valentec has fully implemented this cost reduction plan and senior management is overseeing its continual implementation. These aggressive cut-backs coupled with intense cash management have helped sustain our ability to continue operations through 2006 and into 2007. The Company continues to review, evaluate and implement additional cost reductions in attempts to improve our profitability and sustain the Company’s operations forward through the remainder of 2007.

RESULTS OF OPERATION

Revenues for the six months ended June 30, 2007 were $6,857,273 compared to $10,272,874 for the six months ended June 30, 2006, a decrease of $3,415,601 or 33.2%. Total gross margin for the six months ended June 30, 2007 was $1,020,312, (or 14.9% of total revenue) as compared to total gross margin for the comparative six months ended June 30, 2006 of $2,118,853 (or 20.6% of total revenue), which represents a decrease of 48.1%. The decrease in revenues is due to program delays experienced by Valentec’s subcontractors on the AMMO and Keshet Contacts as well as delays caused by the 40MM fire. The decrease in gross margin was due to expenses incurred on the Spiral Wrap Cartridge Contract where (1) expenses incurred at the beginning of the contract to correct design issues and (2) materials cost overruns incurred due to pricing increases above contract estimates. The Company views the decrease in gross margin as a temporary effect due to the completion of the Spiral Wrap Contract and the increased materials costs associated with that contract. The Company has a significant backlog of $15,559,636, which does not include customer options to renew or expand current contracts, which we believe are likely to be exercised. This backlog excludes the Company’s projection for future Foreign Military Sales (FMS). The Company is positioned to improve its results from operations in the balance of 2007 and into 2008.

Cost of goods sold during the six months ended June 30, 2007 was $5,836,961 compared to $8,154,021 for the six months ended June 30, 2006, a decrease of 28.4%. Total indirect cost (overhead and general and administrative) for the six months ended June 30, 2007 was $3,195,018 as compared to $3,774,726 for the six months ended June 30, 2006, a reduction of 15.4%. The decrease of cost of goods is a direct result of reduced revenues and the Spiral Wrap Cartridge Case material purchases on previously executed contract. Indirect, Overhead and General and Administrative expenses decreased overall due to expense reductions achieved primarily in the Indirect and General and Administrative area. The Company continues to review, evaluate and implement cost reductions in all areas of the operations, which we believe will help us reduce these expenses for the remainder of 2007 and forward into 2008.

Other expense (interest expense less interest income and miscellaneous income) was $1,253,361 for the six months ended June 30, 2007 as compared to $818,570 for the six months ended June 30, 2006. The increase in the Company’s interest expense is a result of (1) an increase of Lines of Credit used to finance current production (2) additional borrowings used to finance current contract production and (3) increase in the Prime Lending Rate index, which has increased from 7.00% to 8.25% since January 1, 2006.

The Company had a net loss for the six months ended June 30, 2007 of ($3,428,067) compared to a net loss of ($2,474,443) for the six months ended June 30, 2006. This was due primarily to three (3) factors; (1) an increase in interest and financing expenses to support the foreign military programs, (2) an increase in cost of goods sold as a result of resolving frustrated sub-tier supplier issues on specific contracts; and (3) delay in restarting of its 40mm manufacturing facility that was destroyed by fire on August 14, 2006. The Company is developing a Cost Reduction Plan to further reduce overhead and general and administrative expenses in order to offset the losses incurred on these.

At June 30, 2007 the Company had total assets of $26,483,383. This is a increase from total assets at June 30, 2006 of $25,432,350.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, the Company had a positive cash flow from operations of $764,484 as compared to a negative cash flow from operations of $3,858,494 for the six months ended June 30, 2006. At June 30, 2007, the Company had outstanding borrowings (non-related party) of $11,930,739.

The Company’s sources and uses of funds were as follows: (1) it received net cash of $764,484 from its operating activities in the six months ended June 30, 2007; (2) it used cash of $967,901 in investing activities in the six months ended June 30, 2007; and (3) $398,192 from its financing activities in the six months ended June 30, 2007, consisting primarily of additional borrowings from related parties. As of June 30, 2007, the Company had net working capital deficiency of $13,904,264.

The Company is actively seeking financing alternatives for working capital, product development, marketing, and business opportunities that would enable the Company to more efficiently manage its rapid growth. In this regard, on April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P., (“Cornell”) whereby it can "put" to Cornell, for cash, up to $15 million in our common stock over a two-year period of time. Once accessed, this equity financing may increase the Company’s chances of succeeding in its growth plans. The Company may use the $15 million SEDA to support and fund expenditures for bids and proposals, capital equipment automation and acquisitions, as well as working capital growth. To make use of the SEDA, the Company must first increase its authorized capital and register additional shares for pubic sale. There can be no assurance that Valentec will be able to successfully increase its authorized capital and register additional shares for public sale. Moreover, in the event the Company is able to register additional shares, there can be no guarantee that Valentec will be able to successfully "put" shares under this Standby Equity Distribution Agreement, or at what level it will be able to "put” shares, since there are numerous conditions precedent for each "put" of shares to Cornell. Therefore, the Company continues to explore additional equity and debt financings, vendor-financing programs, letters of credit for manufacturing, leasing arrangements for its products, and equity participation for media purchases that will advertise its products. Also, the Company believes that marketing and consumer awareness is central to generating monthly revenues. The Company believes that its products may have greater appeal to foreign consumers due to quality, performance and price. When available, the Company expects to use the Cornell proceeds over a twenty-four (24) month period to support operations and expand its business.

The Company has entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. A credit line of $10,000,000 was established to provide additional working capital for the rapid growth the Company has experienced. The Company has used the additional funding for facilitization as well as for the purchase of additional equipment needed to support the increased backlog. At June 30, 2007, $6,547,290 was outstanding under this line of credit. Under the terms of the Agreement, Rockland Credit Finance has the option to increase the credit line to $15,000,000 if the Company has the collateral of accounts receivable and unbilled accounts receivable to support the increase. The use of funds would assist with the financing of the Company through the term of the Company’s long term contracts until the Company collects through the milestone payment schedules for its long term contracts.

In addition, the Company has other lines of credit of $4,500,000 in the aggregate. At June 30, 2007, $4,430,000 was outstanding under these lines of credit.

The Company’s negative cash flow from operations and working capital deficiencies raise substantial doubt about our ability to continue as a going concern. Management is in the process of further restructuring of the Company’s finances in order to improve cash flow through significant cost reductions and improved manufacturing performance to address this situation. Now that all manufacturing facilities are fully operational, and in conjunction with significant cost reductions in overhead and general and administrative expenses, we expect to achieve continued improvement in cash flow through year end December 31, 2007 and into 2008. The Company currently does not have enough cash to sustain operations for twelve months. However, management believes the cost reductions that have been implemented will significantly improve cash flow and will give the Company the cash needed to continue operations. The Company plans to reduce its lines of credit substantially within the next twelve months with available operating cash generated from current backlog and thereby reducing its debt servicing burden.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, the Company does not participate in transactions that generate relationships which would have been established for the purpose of facilitating off-balance sheet arrangements. As of June 30, 2007, the Company does not have any off-balance sheet arrangements.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the chief executive officer has concluded that the Company’s current disclosure controls and procedures, as designed are sufficiently effective to ensure that such officer is provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported in a timely manner. However due to recent changes in responsible financial reporting personnel and insufficient training in the last fiscal year, the implementation of said internal controls were felt to have been weakened to cause concerns as to their effectiveness. The Company’s chief executive officer has however noted during the last six months ending June 30, 2007, significant improvement of responsible financial reporting personnel to gain sufficient assurances they will be able to identify and correct such issues in the future.

(b)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that due to changes in financial reporting personnel and inadequate training, the Company’s internal controls over financial reporting have weakened and is reasonably likely to materially effect the Company’s internal controls over financial reporting. A plan has been enacted to ensure adequate training of financial reporting personnel and improvement has been noted in resolving any potential internal control weaknesses that may arise in the future.

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

On June 29, 2007, Valentec Systems Inc received a Demand Letter from the State of Louisiana in the amount of $7,419,164 for the estimated cleanup and rebuilding costs of the facilities lost in the August 14, 2006 fire. Valentec was given thirty days to forward payment before any litigation would be pursued. Valentec has responded to the State’s payment demand through our attorney citing Section 9(b) of our Lease in affect at the time of the fire. Section 9(b) is a Hold Harmless clause releasing Valentec Systems from any and all responsibility relative to any damages to the Lease facility above the stated $50,000 limit, which Valentec Systems has already paid. Valentec believes the payment demand is without merit and should any litigation be filed we believe we would prevail in our claims.

Due to Cash Flow issues experienced as a result of the 40MM production line fire, Valentec has been named as a defendant is several lawsuits bought on by various Accounts Payable vendors who the Company owes funds. On June 25, 2007 Ashley Ward Inc was granted a Judgment in the amount of $16,793.28 in which a payment schedule has been agreed upon by both parties. On August 7, 2007 OMEGA Container was granted a Judgment in the amount of $42,726.97 in which both parties are currently discussing a payment schedule. On August 6, 2007 Valentec granted VyComp Production a Confession of Judgment after working out a payment schedule in the amount of $800,136.35. Valentec is in the process of working with other vendors and their attorney’s to retire the outstanding balances owed to avoid further litigation and anticipates an amiable resolution over the next 12 months.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB

(a) The following exhibits are filed as part of this filing:

Exhibit No	Description	Location

31.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

Exhibit No	Description	Location

32.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b)	Reports of Form 8-K

On April 12, 2007, the Company filed a Current Report on Form 8-K announcing that it has received $3.1 million in new orders to produce its 40mm White Star Parachute flares for the U.S. Army.

On April 18, 2007, the Company filed a Current Report on Form 8-K announcing that it has completed the ‘’First Article’’ milestone on its five-year, Indefinite Delivery/Indefinite Quantity (ID/IQ) M583, 40mm ammunition contract from the U.S. Army. The ‘’First Article’’ test events produced a performance rate of 99% for the M583, 40mm ammunitions. As a result, the U.S. Army has officially approved full-scale production, which will occur at the Company’s new facility in Minden, LA.

On May 31, 2007, the Company filed a Current Report on Form 8-K announcing that it has signed on May 11, 2007 a 90-day extension agreement during which the definitive agreements to acquire MAST Technology may be executed.

On June 4, 2007, the Company filed a Current Report on Form 8-K announcing that it has filed for two provisional patents related to the Company’s Spiral Wrap Cartridge Case (SWCC) product portfolio.

On July 30, 2007, the Company filed a Current Report on Form 8-K announcing that it has received a $900,000 new order to produce 40mm M992 Infrared (IR) parachute flares for the U.S. Army.

On August 3, 2007, the Company filed a Current Report of Form 8-K announcing the completion and dedication of its new 40mm energetic production facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

VALENTEC SYSTEMS, INC.

August 17, 2007	By:	/s/Robert A. Zummo
Robert A. Zummo Chief Executive Officer and Principal Accounting Officer