Form 10QSB
period 2007-09-30
Valentec Systems, Inc
filed 2007-11-19
CIK 737243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 15,538,165 par value $0.01 per share, shares of common stock outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

VALENTEC SYSTEMS, INC.
FORM 10-QSB
INDEX

Page Number
Part I Financial Information	3
Item 1. Financial Statements	3
Item 2: Management’s Discussion And Analysis Or Plan Of Operation	18
Part II Other Information	23
Item 1: Legal Proceedings	23
Item 2: Unregistered Sales Of Equity Securities And Use Of Proceeds	24
Item 3: Defaults Upon Senior Securities	24
Item 4: Submission Of Matters To A Vote Of The Security Holders	24
Item 5: Other Information	25
Item 6: Exhibits And Reports On Form 8-K	25
Signatures	25
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 32.1

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Valentec Systems, Inc. (together with Valentec Operating Corp., the “Company” or “Valentec”) have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements of the Company be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results of the Company for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007 or for any other period.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY

CONTENTS

PAGE	5	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007

PAGE	6	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

PAGE	7	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

PAGE	8	UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	183,043
Accounts receivable and in-process billings, net	15,087,587
Other Miscellaneous Receivables	39,480
Inventories, net	429,827
Prepaid and other expenses	122,167
Total Current Assets	15,862,104
PROPERTY AND EQUIPMENT, NET	2,601,228
OTHER ASSETS
Deferred income tax	92,513
Contract development cost, net	5,444,757
Insurance Receivable	249,850
Deposits	26,909
Total Other Assets	5,814,029
TOTAL ASSETS	24,277,361
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	9,369,520
Accrued salaries and payroll withholding	131,318
Lines of credit	12,808,343
Deferred revenue	1,367,044
Notes Payable – Short Term	708,040
Notes Payable – Stockholders	1,628,537
Notes Payable – Related Party	3,475,650
Due to Related Party	2,003,940
Capital lease	21,084
Customer Deposits	124,897
Deferred income taxes payable	475,240
Total Current Liabilities	32,113,613
LONG TERM LIABILITIES
Capital lease – long term	296,231
Total Long Term Liabilities	296,231
TOTAL LIABILITIES	32,409,844
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 15,538,165 shares issued and outstanding	155,382
Additional paid in capital	3,220,425
Accumulated Deficit	(11,340,477)
Less: Stockholder Advances	(167,813)
Total Stockholders’ Deficit	(8,132,483)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	24,277,361

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

REVENUES
Contract revenues	$2,934,200	$2,239,661	$9,791,392	$12,982,475
COST OF GOODS SOLD	2,570,366	1,723,642	8,536,448	9,967,248
GROSS PROFIT	363,834	516,019	1,254,944	3,015,227
OPERATING EXPENSES
Fringe benefit expenses	53,626	98,899	169,745	403,294
Overhead expenses	821,318	689,722	2,512,539	2,637,338
General and administrative	1,227,859	663,351	2,483,306	2,187,865
Total Operating Expenses	2,102,803	1,451,972	5,165,590	5,228,497
INCOME/(LOSS) FROM OPERATIONS	(1,738,969)	(935,953)	(3,910,646)	(2,213,270)
OTHER INCOME (EXPENSE)
Interest income	1,039	1,161	1,597	1,208
Miscellaneous	421	373	77,907	7,798
Interest expense	(781,384)	(566,734)	(2,115,818)	(1,393,418)
Casualty Loss - Fire	-	(415,310)	-	(415,310)
Total Other Income (Expense)	(779,924)	(980,510)	(2,036,314)	(1,799,722)
NET INCOME (LOSS) BEFORE INCOME TAXES	(2,518,893)	(1,916,463)	(5,946,960)	(4,012,992)
Provision for Income Taxes	-	5,488	-	5,488
NET INCOME (LOSS)	(2,518,893)	(1,921,951)	$(5,946,960)	$(4,018,480)
Net income (loss) per share — basic and diluted	(.16)	(.12)	$(.38)	$(.35)
Weighted Average Shares (Basic and Diluted)	15,538,165	15,538,165	15,538,165	11,343,235

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(5,946,960)	$(4,018,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	778,257	619,920
In-kind contribution, interest	29,838	24,695
Stock Option Expense	19,905	-
Bad Debt for AR Write-off	600,230	-
Loss on Fire	-	(127,064)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable and in-process billings	1,681,795	(2,181,162)
Inventory	(15,898)	174,654
Prepaid expense	(31,784)	42,534
Increase (decrease) in:
Accounts payable, related party and accrued expenses	872,786	1,418,510
Due to related party	535,258	415,758
Deferred income taxes	-	-
Customer Deposits	5,027	-
Accrued Expenses and Interest	320,725	(186,197)
Deferred revenue	(59,554)	(1,109,991)
Net Cash Provided By (Used In) Operating Activities	(1,210,375)	(4,926,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,097,074)	(183,887)
Net Cash Used In Investing Activities	(1,097,074)	(183,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft	-	5,703
Repayment of Capital Leases	(31,734)	(9,993)
Proceeds from Customer Deposits	99,053	-
Proceeds from Notes Payable	200,000
Proceeds from Stockholder Advances	28,936	-
Proceeds from issuance of common stock	-	85,411
Proceeds from Notes Payable from Related Party	2,275,000	-
Proceeds / (Repayment) of Line of Credit	(231,192)	5,033,122
Net Cash Provided By Financing Activities	2,340,063	5,028,832

NET INCREASE (DECREASE) IN CASH	32,614	(81,878)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,429	81,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183,043	$-0-

Cash paid for interest	$2,103,190	$826,041

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING:

Fixed assets acquired under capital leases by Company during period	$214,552	$86,901

See accompanying notes to unaudited condensed consolidated financial statements.

VALENTEC SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007
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

(I) Earnings (Loss) Per Share

Basic and diluted net earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2007, the Company has 2,000,000 warrants and options outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive. As of September 30, 2006, the Company has 1,000,000 warrants and options outstanding that are not included in dilutive net earnings per share as the effect is anti-dilutive.

(J) Product Information

The company operates in three product lines, systems management and integration, energetic manufacturing and metal parts.

Nine months ended September 30, 2007

	Systems	Energetic	Metal Parts	Total
Revenues	$5,887,926	$3,903,466	$-	$9,791,392
Gross Profit	352,996	1,704,575	(802,627)	1,254,944
Order Backlog	6,802,049	4,263,302	-	11,065,351

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2 ACCOUNTS RECEIVABLE AND IN-PROCESS BILLINGS

Accounts receivable consist of billed and unbilled accounts under contracts in progress with governmental units, principally with the Department of Defense and the Government of Israel. The components of accounts receivable at September 30, 2007 were:

Billed	$2,851,859
Unbilled	12,235,728
Total	$15,087,587

Unbilled accounts receivable relates to work that has been performed for which billings have not been presented to customers. It is anticipated that the unbilled amounts will be collected within the current fiscal year.

Accounts receivable from the U.S. Government at September 30, 2007 was $3,583,145, which is included in billed receivables of $276,919 and unbilled receivables of $3,306,226. Currently there is an ongoing Request for Equitable Adjustment (REA) dispute with the U.S. Army in the amount of $780,438, which is included in the unbilled receivables to the U.S. Government. During the nine months ended September 30, 2007, the Company recorded a provision for doubtful accounts for uncollected unbilled receivables of $600,230.

Billed accounts receivable also includes $2,552,331 from a foreign government, the Department of Defense, Israel. Unbilled accounts receivable for foreign governments, Israel, is $8,926,699 at September 30, 2007.

Billed accounts receivable also includes $22,609 from commercial contracts and unbilled accounts receivable from commercial accounts is $2,803 at September 30, 2007

The Company received advance payments from the Israeli Department of Defense and applied it to unbilled receivables as a percentage of unbilled accounts receivable to liquidate the advance payments upon completion of the contracts under the previsions of each contract.

The Company recorded a provision for doubtful accounts of $600,230 and $-0- for the nine months ended September 30, 2007 and 2006

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

NOTE 4 INVENTORY

Inventory is stated at the lower of cost or market value using the average cost method. Inventories at September 30, 2007 consist of:

Finished goods	$429,827

The Company reviews its inventory for impairment and as of September 30, 2007 and 2006 there were none.

NOTE 5 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2007:

Furniture and fixtures	$106,351
Machinery and equipment	2,551,151
Leasehold improvements	1,706,144
4,363,646
Less accumulated depreciation	(1,762,418)
$2,601,228

Depreciation expense was $381,104 and $322,875 for the nine month periods ended September 30, 2007 and 2006, respectively.

NOTE 6 DEVELOPMENT COSTS

The Company incurred development cost associated with the development of six new product lines of $6,261,979 in 2004 and an additional $512,961 in 2005 for a total of $6,774,940. These costs are being allocated to associated contracts beginning in 2005. The cost relates to the following product lines:

Keshet – Systems Integration	$3,026,140
Ammunition Mortar Rounds (60,81,120 mm)	854,108
40mm	2,894,692
6,774,940
Less development cost amortization	(1,330,183)
$5,444,757

Total amortization expense for the nine months ending September 30, 2007 and 2006, is $397,153 and $297,044, respectively.

NOTE 7  NOTE PAYABLE - LINE OF CREDIT

The line of credit from Bank Hapoalim in the amount of $4,000,000 accrues interest at a rate of Libor plus 1.75% (at September 30, 2007 — 6.82% per annum). The line of credit is secured by a letter of credit from a stockholder. At September 30, 2007 $3,930,000 was outstanding under this line.

The line of credit from Bank Leumi in the amount of $500,000 accrues interest at a rate of 7.75% per annum. The line of credit is secured by a letter of credit from a stockholder. At September 30, 2007 $500,000 was outstanding under this line.

The line of credit from Rockland Credit Finance has a facility limit of $10,000,000 accruing interest at 1% per month on outstanding balances plus Prime plus 2% per annum (at September 30, 2007 - 9.75%). The line of credit is secured under a Master Factoring Agreement which includes a lien on all the assets of the Company. The total amount available under the line varies based on the total billed and unbilled accounts receivable. The total available as of September 30, 2007 was $10,000,000, based on 70% of in-process receivables and 90% of billed accounts receivable. At September 30, 2007, $8,378,343 was outstanding under this line. The line of credit agreement requires the Company to submit monthly and annual financial reports and stay in compliance with various state and federal laws. Rockland will consider increasing Total Facility limit up to $15 million based on collateral formula should collateral support increase.

NOTE 8  NOTE PAYABLE – SHORT TERM

On April 12, 2007, the Company became indebted to Rockland Credit Finance for a short term note in the amount of $1,100,000. The note bears a varying interest rate of Prime plus 13.5757% per annum (at September 30, 2007 - 21.325%) and is accrued and paid monthly. The note is an interest only note and the principal balance is payable in full on or before September 1, 2007. As of September 30, 2007, the loan had not been paid off and had an outstanding balance of $507,164. Valentec Systems Inc was in technical default of this loan. However the lender has not called the note and Valentec Systems is attempting to secure a loan through a majority stockholder to pay the loan off.

On September 14, 2007, the Company became indebted under a notes payable to Robert H. Goldsborough, Jr., a sole individual, in the amount of $100,000. The note bears a fixed interest rate of 10%, accrued monthly and payable at maturity. The note is an interest only note and the principal and accrued interest balance is payable in full on March 31, 2008. As of September 30, 2007, the outstanding balance is $100,438.

On September 14, 2007, the Company became indebted under a notes payable to Eugene and Carol Eberet., joint tenants, in the amount of $100,,000. The note bears a fixed interest rate of 10%, accrued monthly and payable at maturity. The note is an interest only note and the principal and accrued interest balance is payable in full on March 31, 2008. As of September 30, 2007, the outstanding balance is $100,438.

NOTE 9  NOTE PAYABLE – STOCKHOLDERS

The Company is indebted under notes payable to two stockholders of the Company. The notes bear interest at various rates based on prime rate per annum which was 8.25% as of September 30, 2007. Since 2005, the two stockholders have waived their right to interest under the notes. For the nine months ending September 30, 2007, the Company has recorded an in-kind contribution in the amount of $29,838. The notes are due on demand and have an outstanding balance of $433,274 as of September 30, 2007.

The Company is indebted under a notes payable to a stockholder who repaid $1,000,000 of a Bank Line of Credit called in November 2006 by securing a loan against personal real estate with Rockland Credit Finance. The original amount of the note payable to Rockland Credit Finance was $1,050,000, which included incurred and accrued closing costs on the real estate. The note bears an interest rate of 20.0% payable monthly. The note is an interest only note and the principal balance is payable in full on October 31, 2007. As of September 30, 2007, the outstanding balance is $1,020,855.

The Company is indebted under a notes payable to a stockholder, through a related Company holding, who repaid $1,000,000 of a Bank Line of Credit called in November 2006. The amount of the note payable to Mikal LTD, a wholly owned Company of the Stockholder, is $1,000,000. The note bears a varying interest rate of LIBOR+2%, (at September 30, 2007 - 7.40%) accrued monthly and payable annually. The note is an interest only note and the principal and accrued interest balance is payable in full on October 31, 2007. As of September 30, 2007, the outstanding balance is $1,062,404.

On April 17, 2007, the Company became indebted under a notes payable to a stockholder, through a related Company, Mikal LTD, a wholly owned Company of the Stockholder, in the amount of $2,000,000. The note bears a fixed interest rate of 15%, accrued monthly and payable at maturity. The note is an interest only note and the principal and accrued interest balance is payable in full on September 30, 2007. As of September 30, 2007, the outstanding balance is $2,136,438.

On August 16, 2007, the Company became indebted under a notes payable to a stockholder in the amount of $98,000. The note bears a fixed interest rate of 8.25%, accrued monthly and payable at maturity. The note is an interest only note and the principal and accrued interest balance is payable in full on November 15, 2007. As of September 30, 2007, the outstanding balance is $98,997.

On September 10, 2007, the Company became indebted under a notes payable to a stockholder in the amount of $75,000. The note bears a fixed interest rate of 10%, accrued monthly and payable at maturity. The note is an interest only note and the principal and accrued interest balance is payable in full on December 10, 2007. As of September 30, 2007, the outstanding balance is $75,411.

On September 18, 2007, the Company became indebted under a notes payable to a stockholder, through a related Company, Mikal LTD, a wholly owned Company of the Stockholder, in the amount of $275,000. The note bears a fixed interest rate of 15%, accrued monthly and payable at maturity. The note is an interest only note and the principal and accrued interest balance is payable in full on demand. As of September 30, 2007, the outstanding balance is $276,808.

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

The Company is indebted under notes payable to two stockholders of the Company. Since 2005, the two stockholders have waived their right to interest under the notes and the Company recorded an in-kind contribution in the amount of $29,838 for the nine months ended September 30, 2007. (See Note 9)

Under the 2006 Equity Incentive Plan (the “2006 Plan”), the Board of Directors of the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 2,000,000 shares of common stock. Options are granted at various times and vest over various periods.

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

For the nine months ended September 30, 2007
Expected term (in years)	4
Expected volatility	240%
Expected dividend yield	0%
Risk-free interest rate	4.5%

A summary of the status of the Company’s stock options as of September 30, 2007 and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	1,000,000	$0.154
Issued	1,000,000	0.180
Cancelled	—	—
Outstanding at September 30, 2007	2,000,000	$0.165
Exercisable at September 30, 2007	1,000,000
Weighted average exercise price of options granted as of September 30, 2007	$0.18

Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$0.25	600,000	7.5	$0.25	600,000	$0.25
$0.01	400,000	7.5	$0.01	400,000	$0.01
$0.18	1,000,000	4.0	$0.18	-0-	$0.18
	2,000,000			1,000,000

The cost of the Stock Options during the nine months ending September 30, 2007 was $19,905.

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

NOTE 12 PROFIT SHARING PLAN

The Company has adopted a qualified 401(k) Profit Sharing Plan for all present and future eligible employees. The Company matches employee contributions, $0.50 cents for every dollar, up to 3% of salaries and may contribute a discretionary amount annually as determined by the Board of Directors. The contribution is limited to the maximum contribution allowed under the Internal Revenue Service regulations, which is presently 15% of their gross annual earnings limited to $7,000, as indexed for inflation. Employees vest 100% in all salary reduction contributions. The Company’s matching and discretionary contributions vest 100% after two years of service. The Company contributed $20,255 and $34,543 during the nine months ending September 30, 2007 and 2006, respectively, as a match to employees and did not make any annual discretionary contributions for either period.

NOTE 13  RELATED PARTY

The Company’s principal stockholders also have interest in other companies whose operations are similar to those of the Company. The Company purchases and sells materials and services to these entities. Following is a summary of transactions and balances with affiliates for the periods ending September 30, 2007 and 2006:

	September 30 2007	September 30 2006
Sales to affiliates	$5,887,926	$9,655,230
Due from affiliates (included in advances - stockholders in accompanying balance sheet)	$-	$196,749
Due to related party	$2,003,940	$1,407,996
Notes Payable to related party	$3,476,650	$-
Notes Payable to Stockholders	$1,628,537	$433,274
Advance payment balance on a contract - related party	$1,467,045	$2,206,945

For the nine month period ending September 30, 2007, accrued and paid consulting, management and guarantee fees of $513,759 and $0 respectively, to a related party, who is also a principal stockholder and director of the Company. For the nine month period ending September 30, 2006, accrued and paid consulting, management and guarantee fees were $419,474 and $27,000, respectively

The Company accrued and paid consulting fees to TSC Consulting Services which is owned by a related party and a member of the Board of Directors. For the period ending September 30, 2007 and 2006, the consulting fees paid were $0 and $54,104, respectively.

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

Backlog - The Company has authorized contracts on hand for which work is in progress at September 30, 2007 and 2006 approximately as follows:

	September 30, 2007	September 30, 2006
Total contract price of initial contract awards including exercised options and approved change orders (modifications)	$50,273,341	$51,423,414
Completed to date	39,213,688	28,731,687
Authorized backlog	$11,059,653*	$22,691,727*
____________
*	Included in this amount is $6,802,049 and $20,409,941 for 2007 and 2006, respectively, in authorized backlog from a related party (Soltam Systems).

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

On August 13, 2007, litigation was filed by the State of Louisiana against Valentec Systems Inc and its insurance companies in the amount of $7,419,164 for the rebuilding costs of the facilities, estimated cost of general cleanup and hazardous material, loss of income, etc due to the August 14, 2006 fire suffered at the Valentec 40MM production facility. Valentec has responded to the litigation by filing its own Reconvention Suit on November 15, 2007 against the State of Louisiana seeking estimated damages in the amount of $5,000,000. Valentec believes sufficient evidence exists that will support our Reconvention and therefore we believe we would prevail in our claims. Valentec also believes that if there is a settlement that the Company’s insurance coverage will be sufficient to cover any potential claim.

Due to Cash Flow issues experienced as a result of the 40MM production line fire, Valentec has been named as a defendant is several lawsuits bought on by various Accounts Payable vendors who the Company owes funds A total of eight (8) vendors have brought suit to date totaling $1,407,184. Valentec has made payment arrangements with many of these vendors and are in the process of working with the other vendors and/or their attorney’s to arrange payment arrangements and or settlement agreements of the outstanding balances owed to them in order to avoid further litigation. Valentec anticipates being able to reach amiable resolutions with many of these litigation issues over the next 12 months.

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

(C) Capital Lease

As of September 30, 2007, the Company has six capital leases. The leases are for manufacturing equipment in the amount of $350,879 and lease for computer equipment in the amount of $12,102. All leases are secured by the related assets and allow the company to purchase the assets at the end of the lease for $1. The effective interest rate on all leases range between 8.61% and 8.99%. with total monthly lease payments of $7,563.

NOTE 16  CONCENTRATIONS

(A) Revenue and Receivables

The Company’s operations are dependent on governmental funding of defense and ammunition projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. During the nine months ended September 30, 2007 and 2006, the Company had two major customers that made up 38.2% and 60.1% of total sales in 2007 and 21.1% and 74.4% in 2006, US Army and the Israeli Department of Defense (through a related party located in Israel).

(B) Suppliers

The Company is dependent upon a number of major suppliers. If a major supplier were to cease doing business, the Company could be adversely affected to the extent the supplier could not be replaced. The Company is dependent on some sole source suppliers. As of September 30, 2007 and 2006, no one supplier represented more than 10% of purchases.

(C) Materials

If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In some cases, materials are supplied by sole source vendors, for which the Company does not have a replacement vendor.

(D) Foreign Operations

The Company sells to various foreign customers. The sales to one foreign customer for the nine months ending September 30, 2007 and 2006 were 60.1% and 74.4%. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company.

NOTE 17  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $16,251,509 and a net loss of $5,946,960 for the nine months ended September 30, 2007. The Company currently does not have enough cash to continue operations for twelve months, which raises substantial doubt about our ability to continue as a going concern. However, management continues to make significant cost reductions to improve cash flow and working capital. The Company continues to evaluate and develop further Overhead and General and Administrative cost reductions to be implemented throughout the remainder of 2007. The plan is to return the Company to profitability and significantly reduce the overall outstanding lines of credit within the next twelve to eighteen months with cash from operations on previously executed contracts and thereby reducing their debt servicing burden. The Company is also considering a number of alternative financing arrangements that could provide a capital structure that would enable the Company to more efficiently manage its internal growth plans as well as providing funds for strategic acquisitions. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern and remain a viable Company.

NOTE 18  SUBSEQUENT EVENTS

On November 17, 2007, MIKAL LTD, a related party, advanced Valentec Systems Inc $50,000

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

Energetic Manufacturing accounted for 39.8% of the gross revenue, the Systems Management/Systems Integration accounted for 60.2% and Metal Parts Manufacturing accounting for 0% as of the nine months ending September 30, 2007. The backlog at September 30, 2007 was Energetic Manufacturing $4,263,302, (38.5%), Systems/Management Systems Integration $6,802,049, (61.5%) and Metal Parts Manufacturing $0, (0.0%) for a total of $11,065,351.

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

There were a number of events during Q3 that require discussion, as follows:

40MM Production Facility

On August 14, 2006, Valentec experienced a small detonation in an unattended (by personnel) granulation process at its Louisiana facility. This detonation occurred in a facility that had concrete walls and was self-contained, however, the resulting fire completely destroyed 75,000 square feet of space at this manufacturing facility, completely eliminating our existing 40mm flare capability. We were leasing this facility from the State of Louisiana by Valentec and had obtained the required insurance coverage. Currently, we are engaged in ongoing litigation with the State of Louisiana concerning the responsibility for rebuilding of this 65-year old facility and for debris removal because some of the original construction material contains small amounts of asbestos. Valentec contends that the insurance coverage as required by the lease was in place and that such insurance should cover any liability on the part of Valentec.

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

As a result of the fire, the 40mm manufacturing facility was destroyed, and consequently, we lost the capability to meet our contract. Contract revenue deferred was approximately $1,768,754. In an effort to avoid similar losses from work-related accidents, Valentec has constructed a state of the art manufacturing facility utilizing portable and semi-portable metal buildings that segregate the various processes into smaller unconnected components. The rationale being that in the event of a future unplanned destructive incident, the facilities are isolated and a single incident would not disrupt or destroy the entire manufacturing complex. It also provides the ability to quickly resume operations because of the modular infrastructure configuration. On April 10, 2007, Valentec successfully passed our FAT (First Article Test) and resumed full production of the facility and delivered our first 20,000 units to our prime contractor in late May 2007. The Company has attempted to increase the monthly production level.

On April 5, 2007 Valentec received a add-on order for approximately 106,000 M583A1 White Star Parachute with a contract value of $3.2 million. Valentec also was awarded on July 25, 2007 a 16,000 unit M992 IR Star Parachute contract for a value of $894,000.

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

In July, Valentec received notification from Soltam, a related party, that they desired to modify our contract with the Government of Israel on the existing $20M Ammunition contract On July 31, 2007, Valentec negotiated and agreed to a modification that reduced the scope of work of the contract and therefore reduced the total contract value from $20M to $17.5M.

Spiral Wrap Cartridge Cases

The Spiral Wrapped Cartridge Case (SWCC) project suffered multiple set-backs in the initial stages because of USG design flaws. Valentec was instrumental in resolving the design issues and in initiating production activities. We began manufacturing operations in late September and delivered the first lot on October 30, 2006. Valentec successfully delivered 2 lots totaling $1,065,652 or 35,528 units on November 10 and December 21, 2006. In February 2007, the Company received an add-on order for another 22,500 Spiral Wrap Cartridge cases for a total of approximately $885,000. However, additional steel was required to complete the contract and was ordered and received in early March, 2007. A lot was produced for ballistic acceptance on March 28, 2007. The lot presented an anomaly, which the US Government reviewed and determined the lot had a technical design defect and accepted the lot in June 2007. However, due to the technical design defect discovered in the Technical Data Package, the US government notified Valentec on June 18, 2007 that they had elected to Terminate for Convenience the February 2007 add-on order for the 22,500 Spiral Wrap Cartridge Cases. Valentec completed and delivered the remainder of the Contract in early October. This contract was completed in September 2007.

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

RESULTS OF OPERATION

Revenues for the nine months ended September 30, 2007 were $9,791,392 compared to $12,982,475 for the nine months ended September 30, 2006, a decrease of $3,191,083 or 24.6%. Total gross margin for the nine months ended September 30, 2007 was $1,254,944 (or 12.8% of total revenue) as compared to total gross margin for the comparative nine months ended September 30, 2006 of $3,015,227 (or 23.2% of total revenue), which represents a decrease of 58.4%. The decrease in revenues is due to program delays experienced by Valentec’s subcontractors on the AMMO and Keshet Contacts as well as delays caused by the 40MM fire. The decrease in gross margin was due to expenses incurred on the Spiral Wrap Cartridge Contract where (1) expenses incurred at the beginning of the contract to correct design issues, (2) materials cost overruns incurred due to pricing increases above contract estimates and (3) early termination of the contract due to the defective TDP. The Company views the decrease in gross margin as a temporary effect due to the completion of the Spiral Wrap Contract and the increased materials costs associated with that contract. The Company has a significant backlog of $11,065,351, which does not include customer options to renew or expand current contracts, which we believe are likely to be exercised. This backlog excludes the Company’s projection for future Foreign Military Sales (FMS). The Company is positioned to improve its results from operations in the balance of 2007 and into 2008.

Cost of goods sold during the nine months ended September 30, 2007 was $8,536,448 compared to $9,967,248 for the nine months ended September 30, 2006, a decrease of 14.4%. The decrease of cost of goods is a direct result of reduced revenues and the Spiral Wrap Cartridge Case material purchases on previously executed contract. Total indirect, overhead and general and administrative costs for the nine months ended September 30, 2007 was $5,165,590 as compared to $5,228,497 for the nine months ended September 30, 2006, a reduction of 1.2%. The reduction in Indirect, Overhead and General and Administrative costs were actually greater however a writedown of the M74 REA Claim by $600,230, from $1,380,668 to $780,438, as uncollectible eliminated much of the savings the Company had achieved during the nine months ending September 30, 2007. Indirect, Overhead and General and Administrative expenses continue to decrease overall due to expense reductions achieved primarily in the Indirect and General and Administrative area. The Company continues to review, evaluate and implement cost reductions in all areas of the operations, which we believe will help us reduce these expenses for the remainder of 2007 and forward into 2008.

Other expense (interest expense less interest income and miscellaneous income) was $2,036,314 for the nine months ended September 30, 2007 as compared to $1,384,412 for the nine months ended September 30, 2006. The increase in the Company’s interest expense is a result of (1) an increase of Lines of Credit used to finance current production (2) additional borrowings used to finance current contract production and (3) increase in the Prime Lending Rate index, which has increased since January 1, 2006 from 7.00% to 8.25%. Recently the Prime Lending Rate has been reduced and Valentec anticipates further reductions which will help reduce the interest expense going forward..

The Company had a net loss for the nine months ended September 30, 2007 of ($5,946,960) compared to a net loss of ($4,012,992) for the nine months ended September 30, 2006. This was due primarily to three (3) factors; (1) an increase in interest and financing expenses to support the foreign military programs, (2) an increase in cost of goods sold as a result of resolving sub-tier supplier issues on specific contracts; and (3) delay in restarting of its 40mm manufacturing facility that was destroyed by fire on August 14, 2006. The Company is developing a Cost Reduction Plan to further reduce overhead and general and administrative expenses in order to offset the losses incurred on these.

At September 30, 2007 the Company had total assets of $24,277,361. This is a decrease from total assets at September 30, 2006 of $25,897,648.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2007, the Company had a negative cash flow from operations of ($1,210,375) as compared to a negative cash flow from operations of ($4,926,823) for the nine months ended September 30, 2006. At September 30, 2007, the Company had outstanding borrowings from non-related parties of $13,516,383.

The Company’s sources and uses of funds were as follows: (1) it used net cash of $1,210,375 from its operating activities in the nine months ended September 30, 2007; (2) it used cash of $1,097,074 in investing activities in the nine months ended September 30, 2007; and (3) it received $2,340,063 from its financing activities in the nine months ended September 30, 2007, consisting primarily of additional borrowings from related parties. As of September 30, 2007, the Company had net working capital deficiency of $16,251,509.

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

The Company has entered into a Master Factoring Agreement with Rockland Credit Finance as an additional source of financing. A credit line of $10,000,000 was established to provide additional working capital for the rapid growth the Company has experienced. The Company has used the additional funding for facilitization as well as for the purchase of additional equipment needed to support the increased backlog. At September 30, 2007, $8,378,343 was outstanding under this line of credit. Under the terms of the Agreement, Rockland Credit Finance has the option to increase the credit line to $15,000,000 if the Company has the collateral of accounts receivable and unbilled accounts receivable to support the increase. The use of funds would assist with the financing of the Company through the term of the Company’s long term contracts until the Company collects through the milestone payment schedules for its long term contracts.

In addition, the Company has other lines of credit of $4,500,000 in the aggregate. At September 30, 2007, $4,430,000 was outstanding under these lines of credit.

The Company’s negative cash flow from operations and working capital deficiencies raise substantial doubt about our ability to continue as a going concern. Management continues to evaluate further restructuring of the Company’s finances in order to improve cash flow through significant cost reductions and improved manufacturing performance to address this situation. Now that all manufacturing facilities are fully operational, and in conjunction with significant cost reductions in overhead and general and administrative expenses, we expect to achieve continued improvement in cash flow through year end December 31, 2007 and into 2008. The Company currently does not have enough cash to sustain operations for twelve months. However, management believes the cost reductions that have been implemented will significantly improve cash flow and will give the Company the cash needed to continue operations. The Company plans to reduce its lines of credit substantially within the next twelve months with available operating cash generated from current backlog and thereby reducing its debt servicing burden.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, the Company does not participate in transactions that generate relationships which would have been established for the purpose of facilitating off-balance sheet arrangements. As of September 30, 2007, the Company does not have any off-balance sheet arrangements.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the chief executive officer has concluded that the Company’s current disclosure controls and procedures, as designed are sufficiently effective to ensure that such officer is provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported in a timely manner. However due to recent changes in responsible financial reporting personnel and insufficient training in the last fiscal year, the implementation of said internal controls were felt to have been weakened to cause concerns as to their effectiveness. The Company’s chief executive officer has however noted during the last six months ending September 30, 2007, significant improvement of responsible financial reporting personnel to gain sufficient assurances they will be able to identify and correct such issues in the future.

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

On August 13, 2007, litigation was filed by the State of Louisiana against Valentec Systems Inc and its insurance companies in the amount of $7,419,164 for the rebuilding costs of the facilities, estimated cost of general cleanup and hazardous material, loss of income, etc due to the August 14, 2006 fire suffered at the Valentec 40MM production facility. Valentec has responded to the litigation by filing its own Reconvention Suit on November 15, 2007 against the State of Louisiana seeking estimated damages in the amount of $5,000,000. Valentec believes sufficient evidence exists that will support our Reconvention and therefore we believe we would prevail in our claims.

Due to Cash Flow issues experienced as a result of the 40MM production line fire, Valentec has been named as a defendant is several lawsuits bought on by various Accounts Payable vendors who the Company owes funds A total of eight (8) vendors have brought suit to date totaling $1,407,184. Valentec has made payment arrangements with several of these vendors and are in the process of working with the other vendors and / or their attorney’s to arrange payment arrangements and or settlement agreements of the outstanding balances owed to them in order to avoid further litigation. Valentec anticipates being able to amiable resolve many of theses litigation issues over the next 12 months.

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

On November 7, 2007, the Company filed a Current Report of Form 8-K announced that the state of Louisiana has filed suit against the company and its insurer, seeking recovery for damage to Camp Minden experienced in the August 14, 2006 fire at Valentec Systems Inc. 40mm production facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

VALENTEC SYSTEMS, INC.

November 19, 2007	By:	/s/Robert A. Zummo
Robert A. Zummo Chief Executive Officer and Principal Accounting Officer